Form 10-Q
period 1995-03-31
WASTE RECOVERY INC
filed 1995-05-12
CIK 710118

                         SECURITIES EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1995
Commission File Number 0-14881


                                    [LOGO]


                              WASTE RECOVERY, INC.
                           "Making Waste A Resource"
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                State of Texas                          75-1833498
       -------------------------------       ---------------------------------
       (State or Other Jurisdiction of       (I.R.S Employer Identification #)
        Incorporation or Organization)


    309 S. Pearl Expressway, Dallas, Texas                 75201
    --------------------------------------               ----------
    Address of Principal Executive Offices               (Zip Code)



               Registrant's telephone number, including area code

                                 (214) 741-3865


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past ninety days.

                                X
                               ---         ----
                               Yes          No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as the latest practicable date. Common stock, no par value 7,149,509, May 11, 1995.

PART I FINANCIAL INFORMATION
Item 1.  Financial Statements



                              WASTE RECOVERY, INC.
                          Consolidated Balance Sheets


                                                                  Form 10-Q
                                                                     Part I

               Assets                         March 31, 1995          December 31, 1994
               ------                         --------------          -----------------
                                               (unaudited)
Current assets:
   Cash and cash equivalents                   $    38,055              $   261,118
   Accounts receivable, less
     allowance for doubtful accounts
     of $30,475 and $25,000, respectively        1,810,450                1,919,004
   Notes and other receivables                     192,523                  514,816
   Inventories (note 3)                            823,787                  800,805
   Deferred income taxes                           447,543                  447,543
   Other current assets                            287,098                  243,765
                                               -----------              -----------
       Total current assets                      3,599,456                4,187,051
                                               -----------              -----------

Property, plant and equipment                   10,294,147                9,442,172
   Less accumulated depreciation                 6,241,725                6,103,133
                                               -----------              -----------
       Net property, plant and equipment         4,052,422                3,339,039
                                               -----------              -----------

Investment in Waste Recovery - Illinois            456,660                  335,035

Restricted cash and cash equivalents               509,721                  506,521

Industrial revenue bond issuance
   costs, less accumulated amortization
   of $113,751 and $101,786, respectively          214,582                  226,547

Goodwill (note 5)                                  499,706                       --

Other assets                                       139,731                  150,884
                                               -----------              -----------
                                                 1,820,400                1,218,987
                                               -----------              -----------

                                               $ 9,472,278              $ 8,745,077
                                               ===========              ===========


See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.
                          Consolidated Balance Sheets


                                                                  Form 10-Q
                                                                     Part I

Liabilities and Stockholders' Equity              March 31, 1995       December 31, 1994
- - ------------------------------------              --------------       -----------------
                                                   (unaudited)
Current liabilities:
  Notes payable                                    $    115,428          $    170,915
  Convertible subordinated debentures                   800,000                     -
  Current installments of long-term debt                555,529               224,683
  Current installments of capital leases                102,012               111,327
  Accounts payable                                    2,071,609             2,318,365
  Accrued wages and payroll taxes                       293,892               374,881
  Other accrued liabilities                             317,040               283,502
                                                   ------------          ------------
    Total current liabilities                         4,255,510             3,483,673

Long-term debt, excluding current installments        3,672,978             3,065,447
Note payable                                            135,095                     -

Convertible subordinated debentures                           -               800,000
Obligations under capital leases, excluding
  current installments                                  111,722               137,138
                                                   ------------          ------------
    Total liabilities                                 8,175,305             7,486,258
                                                   ------------          ------------

Stockholders' Equity:

  Cumulative preferred stock, $1.00 par
    value, 250,000 shares authorized,
    203,580 issued and outstanding in
    1995 and 1994 (liquidating preference
    $13.38 per share, aggregating $2,724,262)           203,580               203,580

  Preferred stock, $1.00 par value, authorized
    and unissued 9,750,000 shares in 1995
    and 1994                                                  -                     -

  Common stock, no par value, authorized
    30,000,000 shares; 7,149,509 and
    7,137,143 shares issued and outstanding
    in 1995 and 1994, respectively                     407,800               407,800

  Additional paid-in capital                         10,765,402            10,753,402
  Accumulated deficit                               (10,005,929)          (10,032,083)
                                                   ------------          ------------
                                                      1,370,853             1,332,699
  Treasury stock, at cost, 103,760
    common shares                                       (73,880)              (73,880)
                                                   ------------          ------------
    Total stockholders  equity                        1,296,973             1,258,819
                                                   ------------          ------------
                                                   $  9,472,278          $  8,745,077
                                                   ============          ============


See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.
                     Consolidated Statements of Operations

                                                                  Form 10-Q
                                                                     Part I


                                               Three Months Ended March 31,
                                                1995                1994
                                                ----                ----
                                             (unaudited)        (unaudited)
Revenues:
  Tire-derived fuel sales                    $    257,514      $    343,330
  Disposal fees, hauling and other revenue      2,927,198         2,015,382
                                             ------------      ------------
        Total revenues                          3,184,712         2,358,712

  Operating expenses                            2,306,079         1,648,484
                                             ------------      ------------
                                                  878,633           710,228

  General and administrative expenses             524,986           401,301
  Depreciation and amortization                   211,083           159,548
                                             ------------      ------------
                                                  142,564           149,379
                                             ------------      ------------

  Other income                                     15,672             4,021
  Interest income                                   7,698             2,452
  Interest expense                               (112,565)          (85,059)
  Equity in loss from partnership operations      (27,215)                -
                                             ------------      ------------
                                                 (116,410)          (78,586)
                                             ------------      ------------

  Net income before income taxes                   26,154            70,793
                                             ------------      ------------
        Provision for income taxes                      -                 -
                                             ------------      ------------
  Net income                                 $     26,154      $     70,793
                                             ============      ============

  Undeclared cumulative preferred
        stock dividends                      $     35,138      $     35,929
                                             ============      ============

  Net income (loss) available to
        common shareholders                  $     (8,984)     $     34,864
                                             ============      ============

  Net income per common share (note 4)       $        .00      $        .01
                                             ============      ============

  Weighted average number of common
    and dilutive common equivalent
    shares outstanding                          7,414,946         7,316,615
                                             ============      ============



See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.
                     Consolidated Statements of Cash Flows

                                                                  Form 10-Q
                                                                     Part I

<Caption
                                                           Three Months Ended March 31,
                                                           1995                   1994
                                                           ----                   ----
                                                        (unaudited)            (unaudited)
Cash flows from operating activities:
Net income                                             $     26,154           $     70,793
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                           299,933                285,007
    Equity in loss from partnership operations                4,866                      -
    Compensation of stock awarded to Directors               12,000                      -
Changes in assets and liabilities:
  Accounts receivable                                       220,396               (261,452)
  Inventories                                              (116,005)              (113,288)
  Other current assets                                      (30,023)                34,544
  Other assets                                               10,125                 25,490
  Accounts payable                                         (338,866)                19,512
  Accrued liabilities                                       (51,793)                 5,520
                                                       ------------           ------------
    Net cash provided by operating activities                36,787                 66,126
                                                       ------------           ------------
Cash flows from investing activities:
  Cash placed in restricted accounts                         (3,200)                     -
  Proceeds received on note and other receivables           332,137                      -
  Investment in Waste Recovery - Illinois                  (121,625)                     -
  Purchase of Domino Salvage, Tire Division,
    Inc., net of cash received of $11,299                  (121,205)                     -
  Purchases of property, plant and equipment               (256,535)              (142,811)
                                                       ------------           ------------
    Net cash used by financing activities                  (170,428)              (142,811)
                                                       ------------           ------------
Cash flows from financing activities:
  Proceeds from notes payable                                21,347                      -
  Payment of notes payable                                  (76,834)               (82,959)
  Proceeds from long-term debt                               44,114                      -
  Repayment of long-term debt                               (43,318)                (9,862)
  Repayment of capital lease obligations                    (34,731)               (23,023)
  Proceeds from issuance of common stock                          -                153,920
                                                       ------------           ------------
    Net cash provided (used) by financing activities        (89,422)                38,076
                                                       ------------           ------------
Net decrease in cash and cash equivalents                  (223,063)               (38,609)
Cash and cash equivalents at beginning of period            261,118                139,964
                                                       ------------           ------------

Cash and cash equivalents at end of period             $     38,055           $    101,355
                                                       ============           ============

See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.
                   Notes to Consolidated Financial Statements

                                 March 31, 1995



                                                                  Form 10-Q
                                                                     Part I




Note 1: The interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods presented. These adjustments are of a normal, recurring nature.

Note 2: The Company assesses the recoverability of goodwill by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on the estimated fair value of the operation.

Note 3:  The components of inventories are as follows:

                                  March 31, 1995      December 31, 1994
                                  --------------      -----------------
          Finished Inventory        $  274,454           $  303,764
          Work-In-Process              134,162              171,176
          Parts Inventory              415,171              325,865
                                     ---------           ----------
                                    $  823,787           $  800,805
                                    ==========           ==========

Note 4: Cumulative preferred stock dividends in arrears were $688,462 at March 31, 1995. Net income or loss is adjusted by the effect of undeclared dividends on preferred stock of $35,138 and $35,929 at March 31, 1995 and 1994, respectively. The effect was to decrease net income per common share by $.004 and $.005 for each of the three month periods ending March 31, 1995 and 1994, respectively. Primary and fully diluted earnings per share are the same in 1995 and 1994.

Note 5: On March 21, 1995, WRI acquired 100% of the outstanding stock of Domino Salvage, Tire Division, Inc., (Domino), a scrap tire recycling company located in Conshohocken, Pennsylvania, a suburb of Philadelphia. WRI purchased Domino for $800,000 with an initial cash payment of $100,000. The remaining debt bears interest at the rate of 1% over prime, interest is payable annually, and the note is secured by assets and the stock of Domino.

         The acquisition was accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. The results of operations of Domino have been included in the Company's consolidated statements of operations from the date of acquisition through March 31, 1995.

         A summary of the assets acquired and liabilities assumed follows:

               Current assets                             $ 146,295
               Plant, property and equipment                650,765
               Debt and notes payable                      (372,676)
               Account payable and accrued liabilities      (96,452)
                                                          ---------
                                                          $ 327,932
                                                          =========

         The following unaudited pro forma summary presents the consolidated result of the Company's operations as if the acquisitions had occurred at the beginning of the periods presented. The information does not purport to be indicative of the results that actually would have been obtained if the operations were combined during the periods presented, and is not intended to be a projection of future results or trends.

                           For the three months   For the three months
                           ended March 31, 1995   ended March 31, 1994
                           --------------------   --------------------
         Revenues               $ 3,471,900            $ 2,358,712
                                ===========            ===========
         Net income             $   (32,833)           $    58,800
                                ===========            ===========
         Earnings per share     $       .00            $       .00
                                ===========            ===========

         The acquisition also includes a five year employment agreement with the former President and owner of Domino. The goodwill associated with this acquisition will be amortized on a straight line basis over ten years.

Note 6: As of March 30, 1995, Waste Recovery, Inc. began proceedings for a Rights Offering to distribute nontransferable subscription rights to the eligible stockholders, as defined, to subscribe for the Company's common stock at an offering price of $.75 per share. This "Rights Offering" is expected to raise capital, which will be utilized for specific equipment improvements at each of the Company's facilities, including Domino, and is expected to be completed in June 1995.

Note 7:  The registrant has no material pending legal proceedings.











Other notes have been omitted pursuant to Rule 10-01 (a)(5) of Regulation S-X.

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


         Waste Recovery, Inc., ("the Company") owns and operates plants in Houston, Texas; Atlanta, Georgia; Portland, Oregon; and Conshohocken (Philadelphia), Pennsylvania, which was purchased on March 21, 1995. Late in 1994, construction began in central and southern Illinois on two new tire processing plants scheduled to begin operation by mid-1995. These plants are owned by Waste Recovery - Illinois, a general partnership ("WR-Illinois") of which the Company owns a 45% interest and is the managing partner. The Company will operate the Illinois plants in close coordination with its national system and expand its presence in this region of the United States.

         Regional services are coordinated from the operating bases mentioned above. Operations encompass full service scrap tire disposal and recycling tires to a supplemental fuel form. The Company generates revenue from scrap tire disposal fees and from the hauling of scrap tires and the sale of tire-derived fuel (TDF). At the plants, scrap tires are converted and refined into a high-BTU supplement fuel, which is sold primarily to major domestic cement and paper manufacturers. As discussed below, the TDF output of the Illinois facilities will initially be dedicated to use in electrical power generating boilers of The Illinois Power Company.

         To date the effects of inflation on the Company's operations have been negligible.


General Comments

         Results for the first quarter of 1995 were positive in that the Company earned $26,154 on revenues of $3,184,712 as compared to net income of $70,793 on revenues of $2,358,712 in the comparable period of 1994. Although 1995 results were below 1994, it should be noted that the 1995 results include approximately $27,000 of losses representing the Company's interest in the losses of the operations of the Illinois partnership incurred during the preoperating phase. Construction is in progress on plants in Marseilles and Dupo, Illinois, with an estimated start-up of mid-1995. These two TDF plants owned by WR-Illinois were financed by tax exempt industrial revenue bonds totaling $8.875 million and supported by the Moral Obligation of the State of Illinois. In addition, the Illinois Department of Energy and Natural Resources issued grants for these facilities totaling $1 million. TDF output from the Illinois plants, up to a minimum of 60,000 tons per year, is dedicated to fulfilling a purchase contract from the Illinois Power Company. WR-Illinois is also in discussion with other prospective customers for its TDF. A Regional Manager has been hired to oversee operations of the Illinois facilities, coordinate relations with Illinois Power and develop business with additional customers. Experienced management from the Company's other operations has also been transferred to this area to help train personnel and start up these facilities.

                             Results of Operations
                      1st Quarter 1995 vs 1st Quarter 1994

         The table below summarizes the physical activity of the Company as well as the basic revenue categories for the first quarter of the last three years.

                                          First Three Months Of:
                                   1995            1994           1993
                                   ----            ----           ----
TDF Tons Sold                       14,781          19,727         19,591
                               ===========     ===========    ===========
Passenger Tire Equivalents
Received (Tons)                     23,554          24,319         20,434
                               ===========     ===========    ===========
TDF Sales                      $   257,514     $   343,330    $   374,197
                               ===========     ===========    ===========
Disposal & Hauling Fees        $ 2,927,198     $ 2,015,382    $ 1,789,464
                               ===========     ===========    ===========


         Revenues from TDF tonnage sold decreased by approximately 25% during the first quarter of 1995 when compared to the same period of 1994. This decrease is primarily due to the contribution of TDF from the Company's facilities to the Illinois partnership, to begin sales to Illinois Power. The Company reported the contribution of inventory as an investment in the Illinois partnership; thus, this tonnage was not available for sale to other customers.

         Revenues received from disposal fees, hauling and other revenues continue to strengthen as regulations requiring the proper disposal of scrap tires are implemented. The Company's position in its operating regions allows it to take significant advantage of this activity as demonstrated by a 45% increase in disposal fees, hauling and other revenue during the first quarter 1995 over the same period in 1994. Contributing to this increase was the continuation of a large tire pile abatement project for the State of West Virginia. This project contributed 19% of total revenues. Tires associated with the project were not received by the Company and therefore are not included in passenger tire equivalents received. The Company completed the first phase during the last quarter of 1994 having removed approximately two million scrap tires. The Company's contract was renewed by the State of West Virginia and a similar quantity should be done in 1995. The majority of these scrap tires will be sent to Illinois to help start up one of the Illinois Partnership facilities. As a result, the Company's consolidated operations will reflect less revenue from this project in the last half of 1995 than for the corresponding period in 1994. This accounts for the lack of increase in PTE's received. These revenues will be adequately replaced if the Company's allocations from the State of Texas are increased.


         Operating expenses for the first quarter of 1995 were 72% of revenues, up slightly from a level of 70% of revenues for the first quarter of 1994. As a large portion of the increase in revenues was attributed to the relatively low capital intensive activity associated with the large tire pile clean-up project in West Virginia, other operating expense categories increase at a greater percentage than revenues. However, this is a type of business that because it is less capital intensive, provides high returns on investment and the Company can get in and out over a much shorter time frame.

         General and administrative expenses increased $123,685 but continued to decrease as a percent of total revenues reaching 16% in 1995, down from 17% in 1994. Increases in general administrative expenses are primarily due to higher insurance premiums and salaries associated with higher levels of operating and expansion activities.

         Depreciation and amortization expense increased 32% in 1995 primarily as a result of rebuilding the Houston facility after the 1994 fire.

         Interest expense for 1995 increased 32% from the amount experienced in the first quarter of 1994 and is primarily due to the presence of subordinated debentures in 1995 which were not in existence during the first quarter of 1994.

                    Financial Condition as of March 31, 1994

         The Company's working capital balance of March 31, 1995, was a deficit amount of $656,054. This deficit reflects the classification, to current, of its convertible subordinated debentures in accordance with their terms. Concurrently with the issuance of WR-Illinois bonds, referenced above, the Company privately placed these convertible subordinated debentures in the aggregate amount of $800,000 in September of 1994. Proceeds from the debentures were used to meet collateral requirements related to another bond financing and to provide corporate working capital.

         Management remains sensitive to the risk that the Company will not have the financial strength to take advantage of the opportunities that are developing. It is anticipated that with operating results continuing their improvement, the Company will be able to adequately fund its working capital requirements and capital expenditures for at least the next twelve months. However, to fully benefit from its leadership position and to capitalize on relationships that have been developed throughout the past year, the Company began proceedings for a Rights Offering to distribute non-transferable rights to eligible stockholders, as defined, to subscribe to the Company's common stock at an offering price of $.75 per share. This Rights Offering is expected to raise approximately $2.4 million in capital and will be utilized for specific equipment improvements at each of the Company's facilities, including the Philadelphia operation. The Rights Offering is expected to be completed in June 1995 and will be offered to all shareholders of record on April 14, 1995. The Rights Offering will also provide for the Company's net worth to reach levels to qualify it to be listed on the NASDAQ's system and the Company has applied for such relisting subject to the completion of the Rights Offering. The Company's application was not approved because the Company fails to meet the standards for capital and surplus and minimum bid price. Following completion of the

"Rights Offering" the Company will request a hearing before the NASDAQ listing qualification committee to appeal the rejection.

         Capital expenditures for the remainder of 1995 will be subject to completion of the aforementioned Rights Offering. If successful, amounts will be expended at each facility to install wire recycling systems that will enable the Company to avoid the portion of its cost of TDF production associated with the disposal of this waste by-product. The Company will also be investing approximately $600,000 into the Philadelphia facility to bring its processing capacity up to levels existing at the Company's other facilities. In March 1995, WRI acquired 100% of the outstanding stock of Domino Salvage, Tire Division, Inc. ("Domino") a scrap tire recycling company located in Conshohocken, Pennsylvania, a suburb of Philadelphia. WRI purchased Domino for $800,000 with an initial cash payment of $100,000. WRI is withholding an additional $50,000 contingent upon certain events which, once resolved, will become due and payable. The remaining payments will be made over a three year term. The purchase note bears an interest rate of 1% over prime with interest payable annually and is secured by the assets and the stock of Domino. The acquisition also includes a five year employment agreement with the former President and owner of Domino.

                                                                 Form 10-Q
                                                                   Part II

                           Part II OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         (a)    Exhibits

                10.026 Employment agreement, March 21, 1995, between the Registrant and Andrew J. Sabia.

                10.027 Incentive stock option agreement, March 21, 1995, between the Registrant and Andrew J. Sabia.

                27  Financial Data Schedule.

         (b)    Reports on Form 8-K
                None

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           WASTE RECOVERY, INC.



DATE:  May 12, 1995        /s/ THOMAS L. EARNSHAW
                           --------------------------------------------
                           By: Thomas L. Earnshaw
                           President and Chief Executive Officer
                           (Principal Executive)




DATE:  May 12, 1995        /s/ SHARON K. PRICE
                           --------------------------------------------
                           By: SHARON K. PRICE
                           Vice President of Finance
                           (Principal Financial and Accounting Officer)

                                EXHIBIT INDEX


Exhibit
Number          Decription
- - -------         ----------

 10.026 Employment agreement, March 21, 1995, between the Registrant and Andrew J. Sabia.

 10.027         Incentive stock option agreement, March 21,
                1995, between the Registrant and Andrew J. Sabia.

 27             Financial Data Schedule.