Form 10-K/A
period 1994-12-31
WASTE RECOVERY INC
filed 1995-07-21
CIK 710118

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 2

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                         COMMISSION FILE NUMBER 0-14881

                              WASTE RECOVERY, INC.
             (Exact Name of Registrant as Specified in its Charter)

                    TEXAS                                       75-1833498
       (State or Other Jurisdiction of                       (I.R.S. Employer
        Incorporation or Organization)                     Identification No.)

     309 S. PEARL EXPRESSWAY, DALLAS, TX                          75201
   (Address of Principal Executive Offices)                     (Zip Code)

                                 (214) 741-3865
              (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
- -----------------------------------------     ----------------------------------------------
                     NONE                                          N/A

          Securities registered pursuant to section 12(g) of the Act:

                          COMMON STOCK (NO PAR VALUE)
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes /X/     No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     / /

     Approximate aggregate market value of voting stock held by non-affiliates of the Registrant (based on average closing bid and asked price of March 27, 1995) $3,320,556.

            Shares Outstanding at March 27, 1995           7,149,509

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1994:

Waste Recovery, Inc. is amending its Form 10-K/A (December 31, 1994) as Amendment No. 2. Attached are the applicable portions of the 10-K that are being amended. These amendments result from changes made during the filing of an S-1 for Waste Recovery, Inc. (May 23, 1995), and the comments we had received from the SEC leading up to our S-1 registration. The items being amended are:

            Item 6: Selected Financial Data
            Item 8: WASTE RECOVERY, INC.
                    Balance sheet--Liabilities and Equity
                    Statements of Operations
                    Statements of Cash Flows
                    Footnotes (1)(i)
                    Footnote (6)
                    Footnote (15)
                    Footnote (18)
                    Schedule VIII

                    WASTE RECOVERY -- ILLINOIS
                    Statement of Cash Flows
                    Footnotes (1)(l)
                    Footnote (12)

            Item 12

                                  SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             WASTE RECOVERY, INC.
                                             Registrant

Date: July 21, 1995                          /s/ THOMAS L. EARNSHAW
                                             Thomas L. Earnshaw
                                             President and Chief Executive
                                             Officer

                                             /s/ SHARON K. PRICE
                                             Sharon K. Price
                                             Vice President of Finance

                              WASTE RECOVERY, INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1994 AND 1993

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                     1994            1993
                                                                  -----------     -----------
Current Liabilities:
  Notes payable (note 9)                                          $   170,915     $ 1,351,333
  Current installments of long-term debt (note 10)                    224,683         202,546
  Long-term debt reclassified to current (note 10)                         --       1,706,333
  Current installments of capital lease obligations (note 6)          111,327         156,482
  Accounts payable (note 15)                                        2,318,365       1,217,862
  Accrued wages and payroll taxes                                     374,881         183,444
  Other accrued liabilities                                           283,502         220,873
                                                                  -----------     -----------
          Total current liabilities                                 3,483,673       5,038,873
                                                                  -----------     -----------
Long-term debt, excluding current installments
  and debt reclassified to current (note 10)                        3,065,447         284,205
Convertible subordinated debentures (note 11)                         800,000              --
Obligations under capital leases, excluding
  current installments (note 6)                                       137,138          74,971
                                                                  -----------     -----------
          Total liabilities                                         7,486,258       5,398,049
                                                                  -----------     -----------
Minority interest (note 12)                                                --         840,988
                                                                  -----------     -----------
  Stockholders' Equity (Deficit) (notes 12, 13, 14, 15 and 21):
  Cumulative preferred stock, $1.00 par value, 250,000
     shares authorized, 203,580 issued and
     outstanding in 1994 and 1993 (liquidating
     preference $13.21 per share, aggregating
     $2,689,123)                                                      203,580         203,580
  Preferred stock, $1.00 par value, authorized
     and unissued 9,750,000 shares in 1994 and
     1993                                                                  --              --
  Common stock, no par value, authorized
     30,000,000 shares; 7,137,143 and 4,143,959
     shares issued and outstanding in 1994 and 1993,
     respectively                                                     407,800         407,800
  Additional paid-in capital                                       10,753,402       9,749,707
  Accumulated deficit                                             (10,032,083)    (10,642,639)
                                                                  -----------     -----------
                                                                    1,332,699        (281,552)
  Treasury stock, at cost, 103,760 common shares                      (73,880)        (73,880)
  Note receivable for stock sold                                           --          (7,500)
                                                                  -----------     -----------
          Total stockholders' equity (deficit)                      1,258,819        (362,932)
  Commitments and contingencies (notes 6, 7, 20 and 21)
                                                                  -----------     -----------
                                                                  $ 8,745,077     $ 5,876,105
                                                                  ===========     ===========

See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                       1994            1993            1992
                                                    ----------       ---------       ---------
Revenues:
  Tire-derived fuel sales                           $1,104,691      $1,114,975      $1,242,464
  Disposal fees, hauling and other revenue
     (note 15)                                      11,320,714       7,625,518       6,820,392
                                                    ----------      ----------      ----------
          Total revenues                            12,425,405       8,740,493       8,062,856
Operating expenses                                   9,058,241       6,160,148       5,093,876
                                                    ----------      ----------      ----------
                                                     3,367,164       2,580,345       2,968,980
General and administrative expenses                  2,099,579       1,660,449       1,559,784
Depreciation and amortization                          694,984         742,397         696,871
                                                    ----------      ----------      ----------
                                                       572,601         177,499         712,325
Other income (expense):
  Interest income                                       21,553          14,951          18,207
  Interest expense                                    (400,314)       (367,786)       (371,603)
  Other income (note 15)                                 9,697          67,340         248,880
  Gains on sales of property and equipment             165,978              --              --
  Loss on involuntary conversion of assets
     (note 17)                                        (186,242)             --              --
  Minority interest in income of partnership
     (note 12)                                              --         (87,617)       (360,766)
  Equity in loss from partnership operations
     (note 7)                                          (20,260)             --              --
                                                    ----------      ----------      ----------
                                                      (409,588)       (373,112)       (465,282)
Income (loss) before income taxes and
  extraordinary item                                   163,013        (195,613)        247,043
Income tax benefit (expense) (note 16)                 447,543              --        (100,000)
                                                    ----------      ----------      ----------
Income (loss) before extraordinary item                610,556        (195,613)        147,043
Extraordinary item -- utilization of income tax
  carry forwards (note 16)                                  --              --         100,000
                                                    ----------      ----------      ----------
Net income (loss)                                   $  610,556      $ (195,613)     $  247,043
                                                    ==========      ==========      ==========
Undeclared cumulative preferred stock dividends     $  142,502      $  142,502      $  142,895
                                                    ==========      ==========      ==========
Net income (loss) available to common shareholders  $  468,054      $ (338,115)     $  104,148
                                                    ==========      ==========      ==========
Net income (loss) per share:
  Income (loss) before extraordinary item           $      .06      $     (.08)     $       --
                                                    ----------      ----------      ----------
  Extraordinary item (note 16)                              --              --             .02
                                                    ----------      ----------      ----------
  Net income (loss) per share                       $      .06      $     (.08)     $      .02
                                                    ==========      ==========      ==========
Weighted average number of common and dilutive
  common equivalent shares outstanding               7,762,817       4,040,199       4,354,995
                                                    ==========      ==========      ==========

See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                           1994            1993           1992
                                                        -----------     ----------     ----------
Cash flows from operating activities:
  Net income (loss)                                     $   610,556     $ (195,613)    $  247,043
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation and amortization                        1,149,878      1,298,068      1,103,925
     (Gains) losses on sales of property and equipment     (165,978)           169         (2,000)
     Deferred income taxes                                 (447,543)            --             --
     Minority interest in income of partnership                  --         87,617        360,766
     Equity in loss from partnership operations              20,260             --             --
Changes in assets and liabilities:
  Accounts receivable                                    (1,002,815)      (362,619)       (85,554)
  Note and other receivables                               (401,816)            --             --
  Inventories                                              (721,117)      (671,771)      (559,175)
  Other current assets                                      (11,591)       (22,561)       (64,958)
  Other assets                                              (31,736)        21,451        (18,588)
  Accounts payable                                        1,100,503        626,158        163,121
  Accrued liabilities                                       301,566        171,912       (100,784)
  Deferred income                                                --        (45,000)      (225,000)
                                                        -----------     ----------     ----------
          Net cash provided by operating activities         400,167        907,811        818,796
                                                        -----------     ----------     ----------
Cash flows from investing activities:
  Proceeds received on note receivable                      100,000             --             --
  Cash placed in restricted accounts                       (238,400)       (32,585)      (114,534)
  Cash payments out of restricted accounts                   90,000         75,000         46,593
  Proceeds from sales of property, plant and equipment      205,737          6,131          7,000
  Purchases of property, plant and equipment               (804,790)      (473,850)      (408,293)
  Investment in Waste Recovery -- Illinois                 (328,721)      (100,338)            --
                                                        -----------     ----------     ----------
          Net cash used by investing activities            (976,174)      (525,642)      (469,234)
                                                        -----------     ----------     ----------
Cash flows from financing activities:
  Proceeds from issuance of notes payable                   242,673        247,850        197,673
  Payment of notes payable                                 (223,091)      (197,775)      (181,685)
  Proceeds from issuance of long-term debt                   95,637             --             --
  Repayment of long-term debt                              (198,591)      (212,130)      (286,465)
  Repayment of capital lease obligations                   (175,262)      (119,987)       (30,859)
  Issuance of convertible subordinated debentures           800,000             --             --
  Proceeds from issuance of common stock                    155,795         42,320          4,160
  Cash distributions to minority interest                        --        (81,551)      (262,854)
                                                        -----------     ----------     ----------
          Net cash provided (used) by financing
            activities                                      697,161       (321,273)      (560,030)
                                                        -----------     ----------     ----------
Net increase (decrease) in cash and cash equivalents        121,154         60,896       (210,468)
Cash and cash equivalents at beginning of year              139,964         79,068        289,536
                                                        -----------     ----------     ----------
Cash and cash equivalents at end of year                $   261,118     $  139,964     $   79,068
                                                        ===========     ==========     ==========

See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.

  (f) Bond Issuance Costs

     Bond issuance costs are recorded at cost and amortized over the life of the associated debt using the effective interest method.

  (g) Other Assets

     Patents, which are included in other assets, are recorded at cost and amortized over a fifteen-year period using the straight-line method. Also included in other assets as of December 31, 1994 is the noncurrent portion of a note receivable, which approximates $87,000 at December 31, 1994 (see note 2).

  (h) Income Taxes

     In January 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (FAS 109), Accounting for Income Taxes. The adoption of FAS 109 changed the Company's method of accounting for income taxes from the deferred method to an asset and liability approach. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial carrying amounts and the tax bases of assets and liabilities. In 1992, deferred income taxes were provided in accordance with Accounting Principles Board Opinion No. 11 (APB 11). Under APB 11, deferred income taxes were provided for timing differences in reporting income and expenses for financial statement purposes and for tax purposes.

  (i) Net Income (Loss) Per Common Share

     Net income or loss per common share is computed on the weighted average number of common shares and dilutive common equivalent shares outstanding each year. Outstanding stock options, warrants, and conversion rights are common stock equivalents but are excluded in 1993 from the calculation of loss per common share since the effect would be antidilutive. Primary and fully diluted earnings per share are the same in 1994 and 1992.

     Net income or loss is adjusted by the effect of undeclared dividends on preferred stock of $142,502, $142,502, and $142,895 for the years ended December 31, 1994, 1993, and 1992, respectively. The effect was to: (1) reduce the net income per common share by .02 in 1994; (2) increase the net loss per common share by .03 in 1993; and (3) reduce the net income per common share by .03 in 1992.

  (j) Statements of Cash Flows

     Capital lease obligations of $192,274, $156,906 and $236,093 were incurred in 1994, 1993 and 1992, respectively, when the Company entered into leases for new machinery and equipment.

     The Company paid $377,558, $370,888, and $370,927 for interest in 1994,
1993, and 1992, respectively.

     No federal income taxes were paid during 1994, 1993 or 1992.

  (k) Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year presentation.

(2) NOTE AND OTHER RECEIVABLES

     During 1994, the Company sold equipment for $300,000. The terms of the sale included a down payment of $100,000, followed by a $75,000 payment due March 10, 1995, with the remaining $125,000 to be paid over a two-year term beginning April 10, 1995, at $5,000 per month plus interest at a rate of 9% per annum. Of the amount due March 10, 1995, $50,000 was received by that date. The current portion ($113,000) of the note is

                              WASTE RECOVERY, INC.

(6) LEASES

     The Company leases certain property and equipment under capital leases and certain other property and equipment is leased under non-cancelable operating leases which expire over the next five years. Property and equipment include the following amounts for capital leases at December 31:

                                                                       1994         1993
                                                                     --------     --------
    Hauling equipment                                                $358,524     $257,950
    Tire processing equipment                                         109,983      109,983
    Furniture and fixtures                                             19,033       19,033
                                                                     --------     --------
                                                                      487,540      386,966
    Less accumulated depreciation                                     154,018      127,752
                                                                     --------     --------
                                                                     $333,522     $259,214
                                                                     ========     ========

     A summary of the minimum rental commitments under noncancelable operating leases and the present value of future minimum capital lease payments as of December 31, 1994 is as follows:

                                                                     CAPITAL      OPERATING
                                                                      LEASES       LEASES
                                                                     --------     ---------
    Year ending December 31:
      1995                                                           $133,591     $ 152,559
      1996                                                             68,599       158,689
      1997                                                             61,144       158,109
      1998                                                             34,822       123,781
      1999                                                                 --       105,130
      Later years through 2000                                             --         5,807
                                                                     --------     ---------
                                                                      298,156     $ 704,075
                                                                                  =========
    Less: amount representing interest                                 49,691
                                                                     --------
    Present value of minimum lease payments                          $248,465
                                                                     ========

     Total rent expense for operating leases for the years ended December 31, 1994, 1993 and 1992 was $696,750, $506,513, and $368,999, respectively.

(7) INVESTMENT IN WASTE RECOVERY -- ILLINOIS

     Waste Recovery -- Illinois was formed to jointly build and operate two tire-derived fuel processing facilities in Dupo and Marseilles, Illinois. The facilities will cost approximately $5 million each and are scheduled to be in operation by mid 1995. Waste Recovery -- Illinois has a five year contract to supply Illinois Power Company with 60,000 tons of TDF annually which represents 50% of the facilities' estimated production capacity.

     Waste Recovery -- Illinois completed the sale of $8.875 million in solid waste disposal revenue bonds as of September 27, 1994. The proceeds of the bonds are being used to finance the construction of the two facilities. The Company is guarantor on the bonds and, as manager of the Illinois partnership, is subject to receive administrative fees of $4,000 per month plus a management fee based on net income, as defined. No such fees are collectible by the Company until actual operations of the Illinois partnership have begun.

     At December 31, 1994, the Company's investment in the Illinois partnership includes costs and expenses incurred by WRI which were not reimbursable to the Company under the terms of the Illinois partnership

                              WASTE RECOVERY, INC.

     No transactions occurred during the year ended December 31, 1994.

     At the 1992 Annual Meeting, the shareholders approved the 1992 Stock Plan for Non-Employee Directors. Pursuant to such plan, non-employee directors of the Company receive annually (1) after the annual meeting, a stock option to purchase 2,500 shares of common stock so long as the Company's net income for the fiscal year just ended improved over the prior year, and (2) in January, a common stock grant valued at $2,000 for service as a director if attendance criteria are met. Such plan terminates January 31, 2000 and 250,000 shares were reserved by the Company for grants thereunder. Under this plan, 4,361 and 10,664 shares were issued for the years ended December 31, 1994 and 1993, respectively.

     In connection with the formation of Waste Recovery Partners, Ltd., the Company granted the general partner of KCT (see note 12) warrants to purchase 300,000 shares of common stock for investment banking services and 25,000 shares of common stock at $.01/share for financial advisory services. Both warrants were exercised in February 1994.

(14) STOCKHOLDERS' EQUITY

     In 1990, the Company issued 203,580 shares of 7% cumulative preferred stock redeemable at the Company's option for $10 per share. No dividends were declared or paid on such preferred stock in 1994, 1993 or 1992. Accordingly, dividends in arrears on cumulative preferred stock aggregated $653,322 at December 31, 1994 which represents $3.21 per share of such stock outstanding. Dividends on cumulative preferred stock have been added to net loss or deducted from net income for purposes of computing per common share amounts.

     On February 20, 1990, trading of the stock of the Company was suspended by the NASDAQ System. This suspension of trading occurred since the Company failed to meet the NASDAQ capital and surplus requirements pursuant to paragraph 1(c)(3) of Part II of Schedule D of the NASD by-laws. The Company has applied for relisting on the NASDAQ System. The Company's stock is currently traded in the over-the-counter market.

(15) RELATED PARTY TRANSACTIONS

     The Company received fees of $556,000 in 1994, $515,000 in 1993, and $1,098,000 in 1992 for accepting and hauling scrap tires from a significant stockholder. In 1994 and 1993, in lieu of directors' fees, 4,361 and 10,664 shares of the Company's common stock were issued to the outside directors, respectively. The Company incurred $60,000 in consulting fees to certain directors for assistance with the sale of the Waste Recovery -- Illinois bonds. Included in accounts payable at December 31, 1994, is $81,083 due to Waste Recovery -- Illinois.

     For the year ended December 31, 1992, $225,000 is included in other income which was generated from a Joint Market Evaluation Agreement with NIPSCO Development Company, Inc., now an affiliate of the Waste Recovery-Illinois partnership.

(16) INCOME TAXES

     Upon adoption of FAS 109 at January 1, 1993, a gross deferred tax asset of approximately $2,889,000 was recorded which primarily related to the future tax benefits of net operating loss carry forwards of approximately $6,200,000 which expire in 2000 -- 2005 and excess book over tax depreciation. Should certain changes occur in the Company's ownership, there could be an annual limitation on the amount of net operating loss available to offset taxable income. Upon adoption, the Company believed that it was more likely than not that a significant portion of the deferred tax asset would not be realizable and recorded a valuation allowance of approximately $2,807,000 against the deferred tax assets. The deferred tax assets are considered realizable only to the extent they offset deferred tax liabilities on that date of approximately $82,000. The

                              WASTE RECOVERY, INC.

(18) BUSINESS AND CREDIT CONCENTRATIONS

     The Company's customers are located in the Northwestern, the Southwestern and the Southeastern United States. The Company derived revenues of $556,000, $515,000 and $1,098,000 during the years ended December 31, 1994, 1993 and 1992, respectively, for accepting and hauling scrap tires from a significant stockholder. Five additional customers accounted for significant Company sales for the years ended December 31:

                                                       1994          1993          1992
                                                     ---------     ---------     ---------
    Customer one                                    $3,041,000            --            --
    Customer two                                     1,566,000     1,138,000       746,000
    Customer three                                   1,506,000     1,762,000       897,000
    Customer four                                      750,000       679,000       553,000
    Customer five                                      236,000       352,000       509,000
                                                    ----------    ----------    ----------
              Total                                 $7,099,000    $3,931,000    $2,705,000
                                                    ==========    ==========    ==========

     In addition to these customers, which are all significant entities, the Company does business with a variety of companies with diverse credit risk. The Company does not generally require collateral or other security from its customers and has historically encountered very little loss on its receivables.

(19) PROFIT SHARING PLAN

     Effective January 1, 1995, the Company adopted the Waste Recovery, Inc., 401(k) Plan (the Plan), a defined contribution plan. Employees who have completed six months of service and have attained the age of twenty-one are eligible to become participants in the Plan. Participants may contribute up to 15% of their compensation, as defined, annually. Company contributions to the Plan are determined at the discretion of the Board of Directors.

(20) LITIGATION AND CONTINGENCIES

     The Company is a party to certain lawsuits which are generally incidental to its business. Management does not believe the ultimate resolution of such matters will have a significant effect on the Company's financial position and, therefore, no liabilities have been recorded in the accompanying financial statements.

     Like other waste management companies, the Company's operations are subject to extensive and changing federal and state environmental regulations governing emissions into the atmosphere, wastewater discharges, solid and hazardous waste management activities and site restoration and abandonment activities. As of December 31, 1994, no such costs had been accrued and management does not believe the affects of the aforementioned activities will have a material effect on the Company's financial statements.

(21) SUBSEQUENT EVENTS

     (a) Effective March 21, 1995, WRI acquired 100% of the outstanding stock of Domino Salvage, Tire Division, Inc., (Domino), a scrap tire recycling company located in Conshohocken, Pennsylvania, a suburb of Philadelphia. WRI will be investing approximately $500,000 over the next six months into Domino to bring Domino's scrap tire recycling capacity up to 5 million passenger tire equivalents (PTE's) per year.

                                                                   SCHEDULE VIII

                              WASTE RECOVERY, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                   ADDITIONS
                                                            -----------------------
                                              BALANCE AT    CHARGED TO   CHARGED TO                BALANCE AT
                                             BEGINNING OF   COSTS AND      OTHER                     END OF
                DESCRIPTION                      YEAR        EXPENSES     ACCOUNTS    DEDUCTIONS      YEAR
- -------------------------------------------  ------------   ----------   ----------   ----------   ----------
Year ended December 1992:
  Allowance for doubtful accounts              $ 13,202      $ 21,500     $     --     $ 21,901     $ 12,801
                                              =========      ========     ========     ========     ========
Year ended December 1993:
  Allowance for doubtful accounts              $ 12,801      $ 32,667     $     --     $ 15,150     $ 30,318
                                              =========      ========     ========     ========     ========
Year ended December 1994:
  Allowance for doubtful accounts              $ 30,318      $ 36,063     $     --     $ 41,381     $ 25,000
                                              =========      ========     ========     ========     ========

- ---------------
(1) Amount represents the allowance for doubtful accounts, a contra account to trade accounts receivable.

                           WASTE RECOVERY -- ILLINOIS
                       (AN ILLINOIS GENERAL PARTNERSHIP)

                            STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1994

                                                                                     1994
                                                                                  -----------
Cash flows from operating activities:
  Net loss                                                                        $   (45,023)
  Adjustments to reconcile net loss to net cash used by operating activities:
     Amortization expense                                                              25,969
  Changes in assets and liabilities:
     Inventory                                                                          3,085
     Other current assets                                                             (41,370)
     Payment of bond issuance costs                                                  (547,868)
     Other assets                                                                     (72,513)
     Accounts payable                                                                  13,148
                                                                                  -----------
          Net cash used by operating activities                                      (664,572)
                                                                                  -----------
Cash flows from investing activities:
  Cash placed in investment accounts                                               (7,396,918)
  Cash payments out of investment accounts                                          3,119,441
  Cash placed in restricted cash                                                   (1,366,400)
  Receivable from Waste Recovery, Inc.                                               (100,040)
  Preoperating costs                                                                 (179,493)
  Purchases of property, plant and equipment                                         (107,786)
  Additions to construction in progress                                            (1,922,817)
  Deferred grant revenue                                                              800,000
                                                                                  -----------
          Net cash used by investing activities                                    (7,154,013)
                                                                                  -----------
Cash flows from financing activities:
  Proceeds from issuance of bonds payable                                           8,916,664
  Proceeds from issuance of long-term debt                                             16,000
  Proceeds from partner's contribution                                              1,000,000
                                                                                  -----------
          Net cash provided by financing activities                                 9,932,664
                                                                                  -----------
Net increase in cash and cash equivalents                                           2,114,079
Cash and cash equivalents at beginning of year                                        555,000
                                                                                  -----------
Cash and cash equivalents at end of year                                          $ 2,669,079
                                                                                  ===========

                See accompanying notes to financial statements.

                           WASTE RECOVERY -- ILLINOIS
                       (AN ILLINOIS GENERAL PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

  (g) Construction in Progress

     Construction of the Illinois plants began in 1994; completion for Dupo is scheduled for June 1995; completion for Marseilles is scheduled for July 1995. The costs being incurred to build the plants and equipment are being capitalized as construction in progress until the projects are completed and individual assets can be identified, at which time, the assets will be reclassified into property, plant and equipment and depreciated over their estimated useful lives.

  (h) Bond Issuance Costs

     Bond issuance costs are recorded at cost and amortized over the life of the associated debt using the amount of bonds outstanding method.

  (i) Other Assets

     Other assets are recorded at cost and consist mainly of prepaid, additional rent in the amount of $50,000 for the land at the Dupo plant which is being amortized over the term of the lease, and bank finance fees, which are being amortized over the term of the bonds.

  (j) Deferred Grant Revenue

     The Partnership has an agreement whereby it is eligible to receive a total of $1,000,000 in grants from the State of Illinois upon the successful completion of certain equipment at the Illinois plants. As of December 31, 1994, the Partnership had received $800,000 from these grants. The grant money received will be amortized, beginning when the plants are placed in operation and the related equipment is in acceptable working condition, through the term of the grants, which is July 31, 1999. The remaining $200,000 is eligible to be received when the specified equipment has been completed and is operational.

  (k) Income Taxes

     No provision or credit for federal income taxes has been made because income taxes are the responsibility of the individual partners.

  (l) Statement of Cash Flows

     The Partnership did not pay any interest or income taxes during 1994. Interest expense totaled $150,629 and interest income totaled $145,359 for the year ended December 31, 1994. Of these amounts, $139,941 of interest expense was offset against eligible interest income, and $10,688 was capitalized into the cost of construction.

(2) INVENTORY

     Inventory at December 31, 1994 consists of TDF contributed by WRI's Portland and Houston plants, 114 tons of which were used in the Baldwin plant in trials; the remaining 3,680 tons are being stored and will be utilized in the Baldwin facility in 1995.

                           WASTE RECOVERY -- ILLINOIS
                       (AN ILLINOIS GENERAL PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     A summary of the minimum rental commitment under this noncancelable operating lease as of December 31, 1994 is as follows:

    Year ending December 31:
      1995                                                                      $ 12,000
      1996                                                                        12,000
      1997                                                                        12,000
      1998                                                                        12,000
      1999                                                                        12,000
      Later years through 2014                                                   177,000
                                                                                --------
                                                                                $237,000
                                                                                ========

(11) SIGNIFICANT CONTRACTS

     The Partnership entered into a contract with Illinois Power Company on October 12, 1993, to supply it with at least 60,000 tons of TDF per year for a period of five years. If the Partnership is unable to fulfill this requirement, WRI will sell TDF to the Partnership produced at its other facilities. Sales of TDF are projected to begin in early 1995, with plant operations beginning at Dupo and Marseilles in mid 1995.

(12) INCOME TAXES

     The following provides a reconciliation of the net loss to the distributable taxable loss to the partners as of December 31, 1994:

                                                             WRI         RCC        TOTAL
                                                           --------    --------    --------
    Net loss                                               $(20,260)   $(24,763)   $(45,023)
    Increase (reduction) in taxable loss as distributable
      to partners results from:
      Meals and entertainment                                   205         250         455
                                                           --------    --------    --------
    Distributable taxable loss to partners                 $(20,005)   $(24,513)   $(44,568)
                                                           ========    ========    ========

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     At the close of business on March 31, 1995, there was a total 7,149,509 shares of Common Stock, issued and outstanding. At that date, to the knowledge of the Management of the Company, no person owned of record or beneficially more than 5% of the outstanding Common Stock of the Company, except as set forth in the following table. Unless indicated otherwise, shares are directly owned, are non-derivative, and each party has sole voting and investment power with respect to such shares.

      BENEFICIAL OWNERS OF MORE THAN 5% OF THE COMMON STOCK OF THE COMPANY

                                                                                     PERCENT OF
                    NAME AND ADDRESS                       NUMBER OF SHARES     OUTSTANDING SHARES(1)
- ---------------------------------------------------------  ----------------     ---------------------
The Goodyear Tire & Rubber Company.......................        400,000                 4.7%(2)
1144 East Market Street
Akron, Ohio 44316

Crandall S. Connors......................................        373,257(3)              4.3%(2)

Kerr, Connors Group(4)...................................      1,778,303                20.7%
108 Forest Avenue
Locust Valley, New York 11560

- ---------------

(1) Outstanding shares for the purpose of calculating these percentages do not include shares held by or for the account of the Company, but include shares which can be acquired within sixty days by the exercise of stock options or conversion of the Company's 10% Convertible Subordinated Debentures ("Debentures").

(2) If only options or conversion rights held by this owner, if any, are included in the calculation, the percentage is five percent or greater.

(3) Includes 292,257 shares directly held and 81,000 shares issuable upon conversion of Debentures held by a Partnership. Does not include shares beneficially owned by other partners of such partnership, or held by other members of the Kerr, Connors Group (see following footnote).

(4) During November, 1994, the Company received an amended Schedule 13D whereby Kerr, Connors & Co., its partners John C. Kerr and Crandall S. Connors, and certain other persons (the "Kerr, Connors Group"), filed with the Securities and Exchange Commission as a group. Such Schedule 13D stated that the reporting persons had reached an oral arrangement of unspecified duration with respect to the voting and transfer of such stock. The group ownership reported is based on such Schedule 13D and independent information of the Company. Messrs. Kerr and Connors, and certain other members of such group, were partners in KCT Associates, Ltd., a limited partnership which was the limited partner of Waste Recovery Partners, Ltd., of which the Company was the general partner. Kerr, Connors & Co. was retained in 1991 and 1993 as financial advisors to the Company. For more detail regarding such partnerships and Kerr, Connors & Co., see Item 13. The address is that of Kerr, Connors & Co., and not of all members of such group.

     The following table shows all shares of the Company's Common Stock beneficially owned, directly or indirectly, by each member of the Board of Directors, and certain executive officers, individually, and by all directors and executive officers as a group.

      COMMON STOCK BENEFICIALLY OWNED OR THAT MAY BE ACQUIRED PURSUANT TO
                       STOCK OPTIONS AS OF MARCH 31, 1995

                                                        NUMBER OF SHARES AND     PERCENT OF OUTSTANDING
                         NAME                           NATURE OF OWNERSHIP            SHARES(10)
- ------------------------------------------------------  --------------------     ----------------------
Crandall S. Connors...................................         373,257(1)                  4.3%
Roger W. Cope.........................................          39,227(2)                  0.5%
Michael C. Dodge......................................         198,439(3)                  2.3%
Thomas L. Earnshaw....................................         127,928(4)                  1.5%
Steven E. MacIntyre...................................         139,102(5)                  1.6%
Allan Shivers, Jr.....................................         319,771(6)                  3.7%
Robert L. Thelen......................................         132,867(7)                  1.5%
W. David Walls........................................          23,908(8)                  0.3%
Directors & Executive Officers as a Group (10
  persons)............................................       1,365,799(9)                 15.9%

- ---------------

 (1) Includes 292,257 shares directly held and 81,000 shares issuable upon conversion of Debentures held by a partnership. Does not include shares beneficially owned by other partners of such partnership, or held by other members of the Kerr, Connors Group.

 (2) Includes 21,727 shares held directly and 17,500 shares issuable upon exercise of stock options.

 (3) Includes 157,082 shares held directly, 17,500 shares issuable upon exercise of stock options and 23,857 shares issuable upon conversion of Debentures.

 (4) Includes 16,000 shares held directly, 100,000 shares issuable upon exercise of stock options and 11,928 shares issuable upon conversion of Debentures.

 (5) Includes 103,317 shares held directly and 35,785 shares issuable upon conversion of Debentures, but does not include shares held by other members of the Kerr, Connors Group.

 (6) Includes 78,414 shares held directly, 217,500 shares issuable upon exercise of stock options and 23,857 shares issuable upon conversion of Debentures.

 (7) Includes 54,510 shares held directly, 4,500 held of record by his wife, 50,000 shares issuable upon exercise of stock options and 23,857 shares issuable upon conversion of debt.

 (8) Includes 3,516 shares held directly, 2,500 shares issuable upon exercise of stock options and 17,892 shares issuable upon conversion of Debentures. Shares previously held directly by Mr. Walls were recently transferred pursuant to a qualified domestic relations order.

 (9) Includes 415,000 shares representing stock options and 229,319 shares representing the Debentures and certain convertible debt.

(10) Outstanding shares for the purpose of calculating these percentages do not include shares held by or for the account of the Company, but include shares which can be acquired within sixty days by the exercise of stock options or conversion of Debentures. Except for shares beneficially owned by virtue of options or Debentures, and except as otherwise indicated in this table, the balance of shares are directly owned. Unless indicated to the contrary, the owner has sole voting and investment power.