Form 10-Q
period 1995-06-30
WASTE RECOVERY INC
filed 1995-08-10
CIK 710118

                         SECURITIES EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 1995
Commission File Number 0-14881


                                    [LOGO]


                              WASTE RECOVERY, INC.
                           "Making Waste A Resource"
             -----------------------------------------------------
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

                                 (214) 741-3865


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                                  X
                                 ---      ---
                                 Yes      No

On August 8, 1995 there were 10,607,979 shares of Common Stock outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements



                              WASTE RECOVERY, INC.
                          Consolidated Balance Sheets





                              Assets                                       June 30, 1995     December 31, 1994
                              ------                                       -------------     -----------------
                                                                              (unaudited)
 Current assets:
   Cash and cash equivalents                                                $  2,363,638           $   261,118
   Accounts receivable, less allowance for doubtful accounts of
      $25,563 and $25,000, respectively                                        1,674,184             1,919,004
   Notes and other receivables                                                   168,781               514,816
   Inventories (note 3)                                                          911,102               800,805
   Deferred income taxes                                                         447,543               447,543
   Other current assets                                                          283,630               243,765
                                                                            ------------           -----------
            Total current assets                                               5,848,878             4,187,051
                                                                            ------------           -----------

 Property, plant and equipment                                                10,761,444             9,442,172
   Less accumulated depreciation                                               6,472,663             6,103,133
                                                                            ------------           -----------
            Net property, plant and equipment                                  4,288,781             3,339,039
                                                                            ------------           -----------


 Investment in Waste Recovery - Illinois                                         460,635               335,035

 Restricted cash and cash equivalents                                            519,321               506,521


 Industrial revenue bond issuance costs, less accumulated
   amortization of $125,135 and $101,786, respectively                           203,198               226,547

 Goodwill, net of amortization of $12,493 (note 4)                               522,119                     -

 Other assets                                                                    135,723               150,884
                                                                            ------------           -----------
                                                                               1,840,996             1,218,987
                                                                            ------------           -----------


                                                                            $ 11,978,655           $ 8,745,077
                                                                            ============           ===========





 See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.
                     Consolidated Balance Sheets, continued


 Liabilities and Stockholders' Equity                                     June 30, 1995        December 31, 1994
 ------------------------------------                                     -------------        -----------------
                                                                           (unaudited)
 Current liabilities:
   Notes payable                                                           $      8,662           $     170,915
   Convertible subordinated debentures (note 7)                                 535,000                       -
   Current installments of long-term debt (note 5)                              570,455                 224,683
   Current installments of capital lease obligations (note 5)                    95,260                 111,327
   Accounts payable                                                           2,265,544               2,318,365
   Accrued wages and payroll taxes                                              457,762                 374,881
   Other accrued liabilities                                                    332,796                 283,502
                                                                           ------------           -------------
      Total current liabilities                                               4,265,479               3,483,673

 Long-term debt, excluding current installments (note 5)                      3,639,098               3,065,447
 Note payable                                                                   135,071                       -
 Convertible subordinated debentures (note 7)                                         -                 800,000
 Obligations under capital leases, excluding
   current installments (note 5)                                                148,561                 137,138
                                                                           ------------           -------------
      Total liabilities                                                       8,188,209               7,486,258
                                                                           ------------           -------------



 Stockholders' equity (notes 6 and 7):
   Cumulative preferred stock, $1.00 par value, 250,000
      shares authorized, 203,580 issued and outstanding in
      1995 and 1994 (liquidating preference $ 13.56 per share,
        aggregating $ 2,759,790)
   Preferred stock, $1.00 par value, authorized and unissued                    203,580                 203,580
     9,750,000 shares in 1995 and 1994
   Common stock, no par value, authorized 30,000,000 shares;
     10,711,739 and 7,137,143 shares issued and outstanding
     in 1995 and 1994, respectively                                             407,800                 407,800
   Additional paid-in capital                                                13,253,561              10,753,402
   Accumulated deficit                                                      (10,000,615)            (10,032,083)
                                                                           ------------           -------------
                                                                              3,864,326               1,332,699
   Treasury stock, at cost, 103,760 common shares                               (73,880)                (73,880)
                                                                           ------------           -------------
      Total stockholders' equity                                              3,790,446               1,258,819
                                                                           ------------           -------------
                                                                           $ 11,978,655           $   8,745,077
                                                                           ============           =============



See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.
                     Consolidated Statements of Operations





                                                                               Three Months Ended June 30,
                                                                               --------------------------
                                                                            1995                       1994
                                                                            ----                       ----
                                                                         (unaudited)                (unaudited)
   Tire-derived fuel sales                                              $   239,845                $   221,968
   Disposal fees, hauling and other revenue                               2,996,812                  2,758,295
                                                                        -----------                -----------
      Total revenues                                                      3,236,657                  2,980,263

   Operating expenses                                                     2,318,289                  2,063,490
                                                                        -----------                -----------

                                                                            918,368                    916,773

   General and administrative expenses                                      527,266                    518,508
   Depreciation and amortization                                            256,016                    160,242
                                                                        -----------                -----------
                                                                            135,086                    238,023
                                                                        -----------                -----------


   Other income (expense)                                                    12,333                       (370)
   Interest income                                                            7,167                      2,753
   Interest expense                                                        (119,632)                  (106,202)
   Equity in loss from partnership operations                               (29,640)                         -
                                                                        -----------                -----------

                                                                           (129,772)                  (103,819)
                                                                        -----------                -----------

   Net income before income taxes                                             5,314                    134,204
      Provision for income taxes                                                  -                      9,000
                                                                        -----------                -----------
   Net income                                                           $     5,314                $   125,204
                                                                        ===========                ===========


   Undeclared cumulative preferred stock dividends                      $    35,528                $    35,135
                                                                        ===========                ===========

   Net income (loss) available to common
     shareholders                                                       $   (30,214)               $    90,069
                                                                        ===========                ===========


   Net income (loss) per common share (note 6)                          $       .00                $       .01
                                                                        ===========                ===========

   Weighted average number of common and dilutive
      common equivalent shares outstanding                                8,596,611                  7,317,764
                                                                        ===========                ===========





See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.
                     Consolidated Statements of Operations




                                                                               Six Months Ended June 30,
                                                                               -------------------------
                                                                            1995                       1994
                                                                            ----                       ----
                                                                        (unaudited)                (unaudited)
   Tire-derived fuel sales                                              $   497,360                $   565,298
   Disposal fees, hauling and other revenue                               5,924,009                  4,773,677
                                                                        -----------                -----------
      Total revenues                                                      6,421,369                  5,338,975

   Operating expenses                                                     4,628,540                  3,711,974
                                                                        -----------                -----------
                                                                          1,792,829                  1,627,001

   General and administrative expenses                                    1,062,732                    919,809
   Depreciation and amortization                                            462,927                    319,790
                                                                        -----------                -----------
                                                                            267,170                    387,402
                                                                        -----------                -----------


   Other income                                                              37,745                      3,651
   Interest income                                                           14,865                      5,205
   Interest expense                                                        (231,457)                  (191,261)
   Equity in loss from partnership operations                               (56,855)                         -
                                                                        -----------                -----------
                                                                           (235,702)                  (182,405)
                                                                        -----------                -----------

   Net income before income taxes                                            31,468                    204,997
      Provision for income taxes                                                  -                      9,000
                                                                        -----------                -----------
   Net income                                                           $    31,468                $   195,997
                                                                        ===========                ===========


   Undeclared cumulative preferred stock dividends                      $    70,666                $    71,064
                                                                        ===========                ===========

   Net income (loss) available to common
     shareholders                                                       $   (39,198)               $   124,933
                                                                        ===========                ===========


   Net income (loss) per common share (note 6)                          $       .00                $       .02
                                                                        ===========                ===========

   Weighted average number of common and dilutive
     common equivalent shares outstanding                                 7,999,345                  7,317,764
                                                                        ===========                ===========





See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.
                     Consolidated Statements of Cash Flows





                                                                                Six Months Ended June 30,
                                                                                -------------------------
                                                                              1995                   1994
                                                                              ----                   ----
                                                                          (unaudited)            (unaudited)
 Cash flows from operating activities:
 Net income                                                               $    31,468            $   195,997
   Adjustments to reconcile net income to net cash provided
   by operating activities:
      Depreciation and amortization                                           656,734                572,130
      Equity in loss from partnership operations                               56,855                      -
      Stock compensation awarded to Directors                                  12,000                      -

 Changes in assets and liabilities:
   Accounts receivable                                                        356,662               (637,684)
   Inventories                                                               (541,886)              (356,051)
   Other current assets                                                       (26,555)                81,524
   Other assets                                                                13,105                (19,633)
   Accounts payable                                                          (144,931)               444,389
   Accrued liabilities                                                        145,784                  9,290
                                                                          -----------            -----------
      Net cash provided by operating activities                               559,236                289,962
                                                                          -----------            -----------

 Cash flows from investing activities:

   Cash placed in restricted accounts                                         (12,800)               (16,000)
   Proceeds received on note and other receivables                            355,879                      -
   Purchase of Domino Salvage, Tire Division, Inc., net of
     cash received of $16,165                                                (151,441)                     -
   Purchases of property, plant and equipment                                (607,285)              (329,564)
                                                                          -----------            -----------
      Net cash used by investing activities                                  (415,647)              (345,564)
                                                                          -----------            -----------


 Cash flows from financing activities:
   Proceeds from issuance of notes payable                                     25,616                 25,000
   Payment of notes payable                                                  (187,869)              (105,472)
   Proceeds from issuance of long-term debt                                    88,230                      -
   Repayment of long-term debt                                               (106,388)               (41,590)
   Repayment of capital lease obligations                                     (65,866)               (56,933)
   Net proceeds from issuance of common stock                               2,205,208                155,795
                                                                          -----------            -----------
      Net cash provided (used) by financing activities                      1,958,931                (23,200)
                                                                          -----------            -----------


 Net increase (decrease) in cash and cash equivalents                       2,102,520                (78,802)
 Cash and cash equivalents at beginning of period                             261,118                139,964
                                                                          -----------            -----------
 Cash and cash equivalents at end of period                               $ 2,363,638            $    61,162
                                                                          ===========            ===========





See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.
                   Notes to Consolidated Financial Statements
                                 June 30, 1995

Note 1. Adjustments

    The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Note 2. Policies

    The Company assesses the recoverability of goodwill by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation.
The amount of impairment, if any, is measured based on the estimated fair value of the operation.

Note 3. Inventories

    The components of inventories are as follows:

                                                        June 30, 1995         December 31, 1994
                                                        -------------          -----------------
 Finished Inventory                                       $  389,212                $  303,764
 Work-In-Process                                             128,156                   171,176
 Parts Inventory                                             393,734                   325,865
                                                          ----------                ----------
                                                          $  911,102                $  800,805
                                                          ==========                ==========

    During the six months ended June 30, 1995, the Company transferred $182,455 in tire-derived fuel inventory, at cost, to the Waste Recovery - Illinois partnership (Partnership). This noncash transaction decreased inventories and increased WRI's investment in the Partnership.

Note 4. Acquisition

    On March 21, 1995, WRI acquired 100% of the outstanding stock of Domino Salvage, Tire Division, Inc., (Domino), a scrap tire recycling company located in Conshohocken, Pennsylvania, a suburb of Philadelphia. WRI purchased Domino for $800,000 with an initial cash payment of $100,000; an additional $50,000 is due, pending certain obligations. The remaining debt bears interest at the rate of 1% over prime, interest is payable annually, and the note is secured by assets and the stock of Domino. Future minimum payments of debt are $200,000 in 1996, $225,000 in 1997, and $225,000 in 1998.

    The acquisition was accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. The results of operations of Domino have been included in the Company's consolidated statements of operations from the date of acquisition through June 30, 1995.

    A summary of the assets acquired and liabilities assumed follows:

 Current assets                                                       $   146,295
 Plant, property and equipment                                            650,765
 Debt and notes payable                                                  (372,676)
 Account payable and accrued liabilities                                  (96,452)
                                                                      -----------
                                                                      $   327,932
                                                                      ===========

    The following unaudited pro forma summary presents the consolidated result of the Company's operations as if the acquisition had occurred at the beginning of the periods presented. The information does not purport to be indicative of the results that actually would have been obtained if the operations were combined during the periods presented, and is not intended to be a projection of future results or trends.

                                                        For the six months ended      For the six months ended
                                                              June 30, 1995                 June 30, 1994
                                                              -------------                 -------------

            Revenues                                          $    6,660,000                 $   6,000,000
                                                              ==============                 =============
            Net income (loss)                                 $      (27,000)                $     140,000
                                                              ==============                 =============
            Earnings per share                                $          .00                 $         .00
                                                              ==============                 =============

    The acquisition also includes a five-year employment agreement with the former President and owner of Domino. The goodwill associated with this acquisition is being amortized on a straight-line basis over ten years.

Note 5. Debt

    During the six months ended June 30, 1995, the Company financed $88,230 of additional term debt and $61,222 of capital lease obligations. These obligations are payable in monthly payments over approximately five years, have interest rates ranging from 14% - 15% per annum, and are collateralized by trailers, office equipment and furniture.

Note 6. Preferred Stock Dividends

    Cumulative preferred stock dividends in arrears were $723,990 at June 30, 1995. Net income or loss is adjusted by the effect of undeclared dividends on preferred stock of $70,666 and $71,064 for the six months ended June 30, 1995 and 1994, respectively, and by $35,528 and $35,135 for the three months ended June 30, 1995, respectively. The effect was to decrease net income per common share by $.009 and $.01 for the six months ended June 30, 1995 and 1994, respectively, and by $.004 and $.005 for the three months ended June 30, 1995 and 1994, respectfully. Primary and fully diluted earnings per share are the same in 1995 and 1994.

Note 7. Common Stock

    The Company successfully completed its Rights Offering (Offering) on June 26, 1995. This Offering distributed nontransferable subscription rights to eligible stockholders, as defined, to subscribe for the Company's common stock at an offering price of $.75 per share. Shareholders were issued 3,238,857 shares through the Offering which generated net cash of $2,205,208. Proceeds will be used to build wire recycling systems at each of the Company's current facilities and to renovate the equipment at Domino. Any remaining proceeds from this offering will be used for working capital purposes.

    Also during the second quarter, in conjunction with the Offering, $265,000 of subordinated debentures, plus accrued interest of $17,951, were converted at the rate of $.875 per share into 323,373 shares of common stock.

Note 8: The registrant has no material pending legal proceedings.

Other notes have been omitted pursuant to Rule 10-01 (a)(5) of Regulation S-X.

Item 2:    Management's Discussion and Analysis of
           Financial Condition and Results of Operations


    Waste Recovery, Inc., ("the Company") owns and operates plants in Houston, Texas; Atlanta, Georgia; Portland, Oregon; and Conshohocken (Philadelphia), Pennsylvania, the latter of which was purchased on March 21, 1995. Two new tire processing plants in central and southern Illinois ("the Illinois facilities") are scheduled to begin operations in August 1995. These plants are owned by Waste Recovery - Illinois, a partnership ("WR - Illinois"), in which the Company owns a 45% interest and is the managing partner. The Company will operate the Illinois facilities in close coordination with its national system and expand its presence in this region of the United States.

    Regional services are coordinated from the operating bases mentioned above. Operations encompass full service scrap tire disposal and the recycling of tires to a supplemental fuel form. The Company generates revenue from scrap tire disposal fees, from the hauling of scrap tires and from the sale of tire-derived fuel (TDF). At the plants, scrap tires are converted and refined into a high-BTU supplemental fuel, which is currently being sold primarily to major domestic cement and paper manufacturers. As discussed below, the TDF output of the Illinois facilities will initially be dedicated to use in electrical power generating boilers of the Illinois Power Company.

    To date the effects of inflation on the Company's operations have been negligible.


                                General Comments

    Two very significant events occurred near the end of this second quarter. The first event was the successful ending to our Rights Offering, which generated proceeds of over $2.4 million and from which we issued 3,238,857 shares of common stock to our shareholders. After costs of approximately $275,000, the Company will use approximately $1.2 million to build wire recycling systems for its Portland, Atlanta and Houston plants; $600,000 is being allocated to the renovation of the facility in Pennsylvania, Domino Salvage, Tire Division, Inc. (Domino), a wholly-owned subsidiary of the Company. The remaining proceeds will be used for working capital needs. The long range effects of this offering will be to increase the Company's net worth and hopefully to assist us in qualifying for relisting on the NASDAQ System. The wire recycling systems, which are expected to be completed beginning in early 1996, will allow the Company to reduce the production costs of TDF by approximately one-third, thereby improving profit margins and cash flow. The Domino facility upgrade will be completed this fall and will allow Domino to begin producing a quality TDF which will be highly marketable in the northeastern United States.

    The Company's second highlight of the quarter was the official notice near the end of June of our long-awaited allocation increase from the State of Texas. Our monthly allocation was increased from 200,000 tires to 489,000 tires for the months of July and August 1995. As the State begins a new fiscal year on September 1, our allocation from that point forward has not been specifically determined. But, as the State has begun recognizing the advantage that Waste Recovery has over other processors in the state in that we have an end use for our TDF, management expects our current allocation to be maintained and potentially increased.

    Results for the second quarter of 1995 were disappointing in that the Company earned only $5,314 on revenues of $3,236,657 as compared to net income of $125,204 on revenues of $2,980,263 in the comparable period of 1994. Although revenues have increased 8% from the comparable quarter of 1994, net earnings were affected by 1) approximately $30,000 of losses which represent the Company's interest in the loss of the operations of the Illinois partnership incurred during the preoperating phase, 2) a $15,000 loss from Domino, which is not fully operational as much of the facility is currently under construction, and 3) the West Virginia project was placed on hold during most of the second quarter of 1995 in order to provide a source of tires to Illinois in August 1995 when the Illinois facilities come on-line. Once started, operations in West Virginia will continue for the remainder of the year.

    Construction on the plants in Marseilles and Dupo, Illinois, is in the final stages with start-up scheduled for August 1995. These two TDF plants, owned by WR - Illinois, were financed by tax exempt industrial revenue bonds totaling $8.875 million and supported by the Moral Obligation of the State of Illinois. In addition, the Illinois Department of Energy and Natural Resources issued grants for these facilities totaling $1 million. TDF output from the Illinois plants, a minimum of 60,000 tons per year, is dedicated to fulfilling a purchase contract from the Illinois Power Company. Management of WR - Illinois is in the process of establishing a disposal and hauling customer base and procuring additional customers for its TDF.

    Several debenture holders converted their subordinated convertible debentures during May and June 1995 in conjunction with the Rights Offering. These debentures were originally issued in September 1994 and are convertible any time through their maturity in March 1996. As of June 30, 1995, $265,000 of debentures, plus accrued interest, were converted into 323,373 shares of common stock. The first interest payments are due in September 1995 on the remaining $535,000 in convertible debentures, if not converted prior to that time.


                             Results of Operations
                  Second Quarter Ended June 30, 1995 Compared
                    with Second Quarter Ended June 30, 1994

    Total revenue for the second quarter of 1995 was 8% higher than for the same period in 1994. Revenues continued to increase during this second quarter of 1995 from disposal fees, hauling and other revenues as the Company's operations expand in Portland and Atlanta. Houston was also able to benefit from an earlier increase in the state allocation by increased revenues of 15% compared to the same three-month period in 1994. The large tire pile abatement project for the State of West Virginia only contributed $157,000 to this three-month period compared to $399,000 for the same period in 1994.

    Operating expenses for the second quarter of 1995 were 72% of revenues, up slightly from a level of 69% of revenues for the second quarter of 1994. This increase in operating expenses was due to costs expended to maintain the West Virginia clean-up site, costs incurred by Domino before it becomes fully operational and general increases in fixed costs at the plants.

    General and administrative expenses increased less than $9,000 and continued to decrease as a percent of total revenues being 16% in 1995, down from 17% in 1994. Increases in general administrative expenses are primarily due to higher insurance premiums and salaries associated with higher levels of operating and expansion activities.

    Depreciation and amortization expense increased 60% in 1995 as a result of rebuilding the Houston facility after the 1994 fire and depreciating other additions purchased toward the end of 1994. Also, approximately $11,000 per month is being depreciated on Domino's plant and equipment, and $4,000 per month is being amortized for goodwill, which was generated from the acquisition of Domino.

    Interest expense for 1995 increased 13% from the amount experienced in the second quarter of 1994 and is primarily due to the presence of the subordinated debentures and debt assumed with the acquisition of Domino, neither of which were in existence during the second quarter of 1994.

                             Results of Operations
                    Six Months Ended June 30, 1995 Compared
                      with Six Months Ended June 30, 1994

    The table below summarizes the physical activity of the Company as well as the basic revenue categories for the first six months of the last three years:

                                                                    Six Months Ended June 30:
                                                                    -------------------------
                                                            1995                1994                 1993
                                                            ----                ----                 ----
 TDF Tons Sold **                                            24,217              35,584               31,627
                                                         ==========          ==========           ==========
 Passenger Tire Equivalents Received (Tons)                  52,562              53,660               44,761
                                                         ==========          ==========           ==========
 TDF Sales                                               $  497,360          $  565,298           $  588,214
                                                         ==========          ==========           ==========
 Disposal and Hauling Fees                               $5,924,009          $4,773,677           $3,602,648
                                                         ==========          ==========           ==========

** Does not include the transfer of 6,000 tons of TDF from Houston to WR - Illinois in 1995 which represents an additional investment in WR - Illinois.

    Total revenues of $6,421,369 were 20% higher than for the same six-month period in 1994. This is attributed to significant increased disposal fees, hauling and other revenues at Portland, Atlanta and the West Virginia project; Houston remained fairly static. Although TDF sales decreased 12% during this time due to lower tonnage sales, the average price per ton increased.

    Operating expenses for the first half of 1995 maintained the same 72% of revenues as they were for the second quarter of 1995, up slightly from a level of 69% of revenues for the same periods of 1994. General and administrative expenses have increased $143,000 over the first half of 1994, but, as a percent of total revenues, have decreased approximately 1%. Depreciation and amortization expense increased 45% in 1995 but have increased as a percentage of revenues less than 2%. The reasons relate to the Domino acquisition and the general asset growth the Company as a whole is experiencing.

    Interest expense for 1995 has increased as discussed above for the second quarter of 1995. New debt of approximately $150,000 in the second quarter will cause interest to continue to rise slightly, but at the point the debentures are converted to common stock, the related interest will also end.

    The Company's equity in the loss of WR - Illinois operations continues to be approximately $10,000 per month which is the Company's 45% portion of the Partnership's loss. This loss is caused by the amortization of bond issuance costs and certain expenses which do not relate to the work-in-process. The Partnership's facilities will become operational in August 1995.


                    Financial Condition as of June 30, 1995

    The Company has a positive working capital balance at June 30, 1995 of $1.5 million. This is the result of proceeds from the Rights Offering received before the end of the quarter (approximately $2.2 million). Increases in inventories are attributable to higher levels of TDF in Atlanta and Portland and additional parts which have been required at the plants to enhance maintenance capabilities. Included in current liabilities are the remaining convertible subordinated debentures which mature, if not converted, in March 1996.

    The success of our Rights Offering and an overall interest by the public in Waste Recovery has provided management the source and means to continue to grow the Company. Implementation of the wire recycling systems will allow wire extracted from the tires to be recycled, therefore eliminating the need to incur disposal fees associated with this waste by-product. As previously mentioned, this will significantly reduce TDF production costs. The renovation of the Domino plant will enable the Company to immediately become active in the TDF market in the northeastern United States, which the Company was instrumental in establishing. No other significant capital improvements are projected for the remainder of 1995.

    Although this capital infusion has given the Company a boost in the right direction, management still remains sensitive to the risk that the Company will not have the financial strength to take advantage of additional opportunities that could be developing. The Rights Offering has also assisted the Company in its quest to be relisted on the NASDAQ system which the Company will reapply for in the near future. The Company now meets the standards for capital and surplus requirements and is putting forth efforts to satisfy the minimum bid price. A relisting by NASDAQ would provide the Company greater public exposure and generate more consistent interest in the success of its on-going operations.

    WR - Illinois will begin operating in August 1995 with the Dupo plant going on-line first, followed by Marseilles. These two plants will expand Waste Recovery's visibility as the leading producer of TDF and promote the relationship already established with our partner, Riverside Caloric Company, a division of NIPSCO Development. The Company will also benefit from a management fee, as defined in the Partnership Agreement, of $4,000 per month once operations begin.





Part II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

 (a)       Exhibits

           Exhibit 27 - Financial Data Schedule.

 (b)       Reports on Form 8-K

           None

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        WASTE RECOVERY, INC.



DATE:  August 10, 1995                      /s/ THOMAS L. EARNSHAW
                                        ----------------------------------------
                                           By: Thomas L. Earnshaw
                                           President and Chief Executive Officer
                                           (Principal Executive)




DATE:  August 10, 1995                      /s/ SHARON K. PRICE
                                        ----------------------------------------
                                           By: Sharon K. Price
                                           Vice President of Finance
                                           (Principal Financial and Accounting
                                            Officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

27           Financial Data Schedule.
