Form 10-Q
period 1995-09-30
WASTE RECOVERY INC
filed 1995-11-15
CIK 710118

                         SECURITIES EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1995
Commission File Number 0-14881


                                   [LOGO]


                            WASTE RECOVERY, INC.
                          "Making Waste A Resource"
        -------------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)


        State of Texas                                    75-1833498
-------------------------------------         ---------------------------------
   (State or Other Jurisdiction of            (I.R.S Employer Identification #)
   Incorporation or Organization)


 309 S. Pearl Expressway, Dallas, Texas                     75201
---------------------------------------                   ----------
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
                             Yes        No

On November 13, 1995 there were 10,607,979 shares of Common Stock outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements



                              WASTE RECOVERY, INC.
                          Consolidated Balance Sheets





                     Assets                                           September 30, 1995            December 31, 1994
                     ------                                           ------------------            -----------------
                                                                         (unaudited)
Current assets:
    Cash and cash equivalents                                                   $   852,134             $     261,118
    Accounts receivable, less allowance for doubtful accounts of
     $26,852 and $25,000, respectively                                            2,009,687                 1,919,004
    Receivable from Affiliate (note 3)                                              644,647                        --
    Notes and other receivables                                                     116,456                   514,816
    Inventories (note 4)                                                            929,305                   800,805
    Deferred income taxes                                                           425,793                   447,543
    Other current assets                                                            290,570                   243,765
                                                                               ------------             -------------
                     Total current assets                                         5,268,592                 4,187,051
                                                                               ------------             -------------

Property, plant and equipment                                                    11,427,821                 9,442,172
    Less accumulated depreciation                                                 6,711,625                 6,103,133
                                                                               ------------             -------------
                     Net property, plant and equipment                            4,716,196                 3,339,039
                                                                               ------------             -------------

Investment in Waste Recovery - Illinois                                             537,368                   335,035

Restricted cash and cash equivalents                                                536,721                   506,521

Industrial revenue bond issuance costs, less accumulated
  amortization of $129,211 and $101,786, respectively                               199,122                   226,547

Goodwill, net of amortization of $25,862 (note 5)                                   508,922                         -

Other assets                                                                        127,870                   150,884
                                                                               ------------             -------------
                                                                                  1,910,003                 1,218,987
                                                                               ------------             -------------

                                                                               $ 11,894,791               $ 8,745,077
                                                                               ============             =============


See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.
                     Consolidated Balance Sheets, continued





Liabilities and Stockholders' Equity                                         September 30, 1995         December 31, 1994
------------------------------------                                         ------------------         -----------------
                                                                                 (unaudited)
Current liabilities:
    Notes payable                                                              $     43,418             $     170,915
    Convertible subordinated debentures (note 8)                                    535,000                        --
    Current installments of long-term debt (note 6)                                 555,734                   224,683
    Current installments of capital lease obligations (note 6)                       75,079                   111,327
    Accounts payable                                                              1,891,954                 2,318,365
    Accrued wages and payroll taxes                                                 233,990                   374,881
    Other accrued liabilities                                                       424,988                   283,502
    Deferred revenue (note 3)                                                       337,500                        --
                                                                               ------------            --------------
                     Total current liabilities                                    4,097,663                 3,483,673

Long-term debt, excluding current installments (note 6)                           3,590,529                 3,065,447
Note payable                                                                        139,573                        --
Convertible subordinated debentures (note 8)                                             --                   800,000
Obligations under capital leases, excluding
    current installments (note 6)                                                   133,896                   137,138
                                                                               ------------            --------------
                     Total liabilities                                            7,961,661                 7,486,258


Stockholders' equity (notes 7 and 8):
    Cumulative preferred stock, $1.00 par value, 250,000
    shares authorized, 203,580 issued and outstanding in
    1995 and 1994 (liquidating preference $ 13.73 per share,
    aggregating $ 2,795,710)                                                        203,580                   203,580
  Preferred stock, $1.00 par value, authorized and unissued
    9,750,000 shares in 1995 and 1994                                                    --                        --

  Common stock, no par value, authorized 30,000,000 shares;
    10,711,739 and 7,137,143 shares issued and outstanding
    in 1995 and 1994, respectively                                                  407,800                   407,800
  Additional paid-in capital                                                     13,253,561                10,753,402
  Accumulated deficit                                                            (9,857,931)              (10,032,083)
                                                                               ------------            --------------
                                                                                  4,007,010                 1,332,699
  Treasury stock, at cost, 103,760 common shares                                    (73,880)                  (73,880)
                                                                               ------------            --------------
    Total stockholders' equity                                                    3,933,130                 1,258,819
                                                                               ------------            --------------
                                                                               $ 11,894,791            $    8,745,077
                                                                               ============            ==============



See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.
                     Consolidated Statements of Operations





                                                                                Three Months Ended September 30,
                                                                             --------------------------------------

                                                                                1995                       1994
                                                                             ---------                    --------
                                                                             (unaudited)                (unaudited)

Tire-derived fuel sales                                                    $    254,729                 $    363,230
Disposal fees, hauling and other revenue                                      3,279,874                    2,846,752
                                                                          -------------                -------------
    Total revenues                                                            3,534,603                    3,209,982

Operating expenses                                                            2,302,847                    2,377,486
                                                                          -------------                -------------
                                                                              1,231,756                      832,496

General and administrative expenses                                             884,731                      502,008
Depreciation and amortization                                                   416,160                      165,695
                                                                          -------------                -------------
                                                                                (69,135)                     164,793
                                                                          -------------                -------------

Other income (note 3)                                                           324,775                       76,688
Interest income                                                                  27,174                        5,664
Interest expense                                                               (118,885)                    (104,616)
Equity in income from partnership operations                                        505                           --
                                                                          -------------                -------------
                                                                                233,569                      (22,264)
                                                                          -------------                -------------

Net income before income taxes                                                  164,434                      142,529
    Provision for income taxes                                                   21,750                        6,000
                                                                          -------------                -------------
Net income                                                                $     142,684                $     136,529
                                                                          =============                =============

Undeclared cumulative preferred stock dividends                           $      35,919                $     35,919
                                                                          =============                =============
   Net income available to common  shareholders                           $     106,765                $     100,610
                                                                          =============                =============

Net income per common share (note 7)                                      $         .01                $         .01
                                                                          =============                =============


Weighted average number of common and dilutive
    common equivalent shares outstanding                                     11,241,983                    8,596,611
                                                                          =============                =============





See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.
                     Consolidated Statements of Operations





                                                                                 Nine Months Ended September 30,
                                                                             -------------------------------------

                                                                                1995                       1994
                                                                             -----------                -----------
                                                                             (unaudited)                (unaudited)

Tire-derived fuel sales                                                    $    752,089                $     928,528
Disposal fees, hauling and other revenue                                      9,203,883                    7,620,429
                     Total revenues                                           9,955,972                    8,548,957

Operating expenses                                                            6,931,387                    6,089,460
                                                                           ------------                -------------
                                                                              3,024,585                    2,459,497

General and administrative expenses                                           1,734,083                    1,421,817
Depreciation and amortization                                                 1,092,467                      485,485
                                                                           ------------                -------------
                                                                                198,035                      552,195
                                                                           ------------                -------------

Other income (note 3)                                                           362,520                       80,339
Interest income                                                                  42,039                       10,869
Interest expense                                                               (350,342)                    (295,877)
Equity in income from partnership operations                                    (56,350)                           -
                                                                           ------------                -------------
                                                                                 (2,133)                    (204,669)
                                                                           ------------                -------------


Net income before income taxes                                                  195,902                      347,526
    Provision for income taxes                                                   21,750                       15,000
                                                                           ------------                -------------
Net income                                                                 $    174,152                $     332,526
                                                                           ============                =============

Undeclared cumulative preferred stock dividends                            $    106,585                $     106,582
                                                                           ============                =============

Net income available to common shareholders                                $     67,567                $     225,944
                                                                           ============                =============

Net income per common share (note 7)                                       $        .01                $         .03
                                                                           ============                =============

Weighted average number of common and dilutive
    common equivalent shares outstanding                                      9,247,134                    7,209,143
                                                                           ============                =============




See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.
                     Consolidated Statements of Cash Flows




                                                                             Nine Months Ended September 30,
                                                                             -------------------------------

                                                                             1995                       1994
                                                                             ----                       ----
                                                                          (unaudited)                (unaudited)
Cash flows from operating activities:
Net income                                                                $     174,152                $     332,526
    Adjustments to reconcile net income to net cash provided
       (used) by operating activities:
       Deferred income taxes                                                     21,750                           --
       Depreciation and amortization                                          1,092,467                      864,661
       Interest imputed on discounted note payable                                4,502                           --
       Earnings from Partnership development fee                               (412,500)                          --
       Equity in loss from partnership operations                                56,350                           --
       Stock compensation awarded to Directors                                   12,000                           --
Changes in assets and liabilities:
    Accounts receivable                                                         185,786                     (654,130)
    Inventories                                                                (759,431)                    (615,084)
    Other current assets                                                        (33,495)                     (95,681)
    Other assets                                                                 19,899                      (94,204)
    Accounts payable                                                           (518,521)                     585,881
    Accrued liabilities                                                          14,204                      (27,721)
                                                                          -------------                -------------
       Net cash provided (used) by operating activities                        (142,837)                     296,248
                                                                          -------------                -------------

Cash flows from investing activities:
    Cash placed in restricted accounts                                          (30,200)                    (225,600)
    Receivable from Affiliate                                                   (59,274)                          --
    Proceeds received on notes and other receivables                            408,204                           --
    Purchase of Domino Salvage, Tire Division, Inc.,                                                              --
       net of cash received of $16,165                                         (151,441)                          --
    Purchases of property, plant and equipment                               (1,328,987)                    (372,664)
                                                                          -------------                -------------
       Net cash used by investing activities                                 (1,161,698)                    (598,264)
                                                                          -------------                -------------

Cash flows from financing activities:
    Proceeds from issuance of notes payable                                      69,034                      206,784
    Proceeds from issuance of long-term debt                                     88,230                      800,000
    Repayment of notes payable                                                 (196,531)                    (158,781)
    Repayment of long-term debt                                                (169,678)                     (80,601)
    Repayment of capital lease obligations                                     (100,712)                    (121,662)
    Net proceeds from issuance of common stock                                2,205,208                      155,795
                                                                          -------------                -------------
       Net cash provided by financing activities                              1,895,551                      801,535
                                                                          -------------                -------------

Net increase in cash and cash equivalents                                       591,016                      499,519
Cash and cash equivalents at beginning of period                                261,118                      139,964
                                                                          -------------                -------------
Cash and cash equivalents at end of period                                $     852,134                $     639,483
                                                                          =============                =============




See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.
                   Notes to Consolidated Financial Statements
                               September 30, 1995

Note 1. Adjustments

    The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. The results of operations for the nine months ended September 30, 1995, are not necessarily indicative of operating results for the entire year. For further information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Note 2.  Policies

    The Company assesses the recoverability of goodwill by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation.
The amount of impairment, if any, is measured based on the estimated fair value of the operation.

Note 3.  Receivable from Affiliate

    At September 30, 1995, Waste Recovery - Illinois (the "Partnership) owes a $750,000 development fee to the Company and the Company owes $105,353 to the Partnership for inter-company transactions. Per the Partnership Agreement, at the completion and successful operation of the two Illinois plants, the Company is to be paid a $750,000 fee for the development of these plants; $500,000 of this fee must be escrowed, as defined. The plants were completed and operational at September 30, 1995, and upon formal written sign-off by the majority interest partner, the fee will be paid to the Company. Fifty-five percent of this fee, representing the percentage of the Partnership not owned by the Company, is being recognized in income for the nine months ending September 30, 1995. The remaining 45% has been recorded as deferred revenue to be recognized such that it will offset the Company's interest in the excess depreciation expense recorded by the Partnership related to this portion of the plant cost.

Note 4. Inventories

    The components of inventories are as follows:


                                                                       September 30, 1995          December 31, 1994
                                                                       ------------------          -----------------
Finished Inventory                                                        $  331,682                  $  303,764
Work-In-Process                                                              157,176                     171,176
Parts Inventory                                                              440,447                     325,865
                                                                          ----------                  ----------
                                                                          $  929,305                  $  800,805
                                                                          ==========                  ==========

    During the nine months ended September 30, 1995, the Company transferred $258,683 in tire-derived fuel inventory, at cost, to Waste Recovery - Illinois. This noncash transaction decreased inventories and increased WRI's investment in the Partnership.

Note 5. Acquisition

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

The acquisition was accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. The results of operations of Domino have been included in the Company's consolidated statements of operations from the date of acquisition through September 30, 1995.

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


                                         For the nine months ended        For the nine months ended
                                           September 30, 1995                September 30, 1994
                                           ------------------                -------------------

Revenues                                     $  10,190,000                      $  9,200,000
                                             =============                      ============
Net income                                   $     137,000                      $    275,000
                                             =============                      ============
Earnings per share                           $         .01                      $        .03
                                             =============                      ============

    The acquisition also includes a five-year employment agreement with the former President and owner of Domino. The goodwill associated with this acquisition is being amortized on a straight-line basis over ten years.

Note 6.  Debt

    During the nine months ended September 30, 1995, the Company financed $88,230 of additional term debt and $61,222 of capital lease obligations. These obligations are payable in monthly payments over approximately five years, have interest rates ranging from 14% - 15% per annum, and are collateralized by trailers, office equipment and furniture.

Note 7. Preferred Stock Dividends

    Cumulative preferred stock dividends in arrears were $759,909 at September 30, 1995. Net income or loss is adjusted by the effect of undeclared dividends on preferred stock of $106,585 and $106,582 for the nine months ended September 30, 1995 and 1994, respectively, and by $35,919 and $35,919 for the three months ended September 30, 1995 and 1994, respectively. The effect was to decrease net income per common share by $.01 and $.01 for the nine months ended September 30, 1995 and 1994, respectively, and by $ .00 and $ .01 for the three months ended September 30, 1995 and 1994, respectfully. Primary and fully diluted earnings per share are the same in 1995 and 1994.

Note 8. Common Stock

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

    Also during the second quarter, in conjunction with the Offering, $265,000 of subordinated debentures, plus accrued interest of $17,951, were converted at the rate of $.875 per share into 323,373 shares of common stock. At September 15, 1995, the remaining debenture holders elected to convert interest due on the debentures in the amount of $51,301 to 58,630 shares of common stock, which will be issued at the earlier of conversion or maturity of the debentures.

Note 9:    The registrant has no material pending legal proceedings.

Other notes have been omitted pursuant to Rule 10-01 (a)(5) of Regulation S-X.

Item 2:    Management's Discussion and Analysis of
           Financial Condition and Results of Operations


    Waste Recovery, Inc., ("the Company") owns and operates plants in Houston, Texas; Atlanta, Georgia; Portland, Oregon; and Conshohocken (Philadelphia), Pennsylvania, the latter plant being owned by a subsidiary which was purchased on March 21, 1995. Two new tire processing plants in central and southern Illinois ("the Illinois facilities") began operations in September 1995. These plants are owned by Waste Recovery - Illinois, a partnership ("WR - Illinois"), in which the Company owns a 45% interest and is the managing partner. The Company will operate the Illinois facilities in close coordination with its national system and expand its presence in this region of the United States.

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


                                General Comments

    During the third quarter of 1995, the Company utilized a portion of the proceeds from its Rights Offering, which was completed in the second quarter, to provide for renovation and upgrading of the Pennsylvania facility, Domino Salvage, Tire Division, Inc. (Domino). Domino will be fully operational and producing TDF in the fourth quarter of this year; its TDF will be highly marketable in the Northeastern United States.

    The wire recycling systems, also financed by the Rights Offering, have been ordered and are expected to be completed and placed in service in 1996. Projected completion and installation dates are January 1996 for Houston, March 1996 for Atlanta, and May 1996 for Portland. The wire recycling systems will allow the Company to reduce the production costs of TDF by approximately one-third, thereby improving profit margins and cash flow.

    As noted in the second quarter 1995 report, the State of Texas increased our allocation for the months of July and August. As of September 1, 1995, the State discontinued the allocation program and left a free market whereby tire processors may process and receive payment for as much product as they are able to process. Waste Recovery has been taking advantage of the change and was able to generate approximately $265,000 in revenues from the Baytown facility in September 1995. This compares to average monthly revenues of $165,000 for the period from January through August 1995.

    The tire pile abatement project for the State of West Virginia resumed operations in August 1995 and will continue through December 1995, when the project should be completed.

    Results for the third quarter of 1995 were disappointing in that the Company maintained a static percentage net income of $142,684 on revenues of $3,534,603 as compared to net income of $136,529 on revenues of $3,209,982 in the comparable period of 1994. Although revenues have increased 10% from the comparable quarter of 1994, net earnings were affected by 1) approximately $72,000 of losses from Domino, which is still in a renovation phase and much of the facility is under construction, and 2) minimal earnings from the Illinois facilities as Dupo was just getting on-line and Marseilles was being completed.

    Domino and the two Illinois facilities will be in full production during the fourth quarter of 1995, which should allow the facilities to focus on their revenues and tire flows. The two Illinois TDF plants, owned by WR - Illinois, were financed by tax exempt industrial revenue bonds totaling $8.875 million and supported by the Moral Obligation of the State of Illinois. In addition, the Illinois Department of Energy and Natural Resources issued grants for these facilities totaling $1 million. TDF output from the Illinois plants, a minimum of 60,000 tons per year, is dedicated to fulfilling a purchase contract from the Illinois Power Company. Management of WRI - Illinois is in the process of increasing its disposal and hauling customer base and procuring additional customers for its TDF.




                             Results of Operations
                Third Quarter Ended September 30, 1995 Compared
                  with Third Quarter Ended September 30, 1994

 Total revenue for the third quarter of 1995 was 10% higher than for the same period in 1994. Revenues continued to increase during this third quarter of 1995 from disposal fees, hauling and other revenues as the Atlanta facility came on strong. Also, Houston was also able to benefit in August from the increase in the state allocation and in September by the removal of the state allocation. The Houston fire occurred during the third quarter of 1994 and no revenues were generated from August 7, 1994 until mid-December 1994 by this facility. The large tire pile abatement project for the State of West Virginia only contributed revenues of $476,000 to this three-month period compared to $850,000 for the same period in 1994.

 Operating expenses for the third quarter of 1995 were 65% of revenues, down from a level of 74% of revenues for the third quarter of 1994. During 1994, the third quarter was a high volume period for the West Virginia clean-up site which drove up operating expenses. During 1995, the Company's overall tire flow has a growing customer base, which is partially fueled by the population growth in the Northwest region. Domino incurred an operating loss and required an additional infusion of operating capital as capital additions are currently being performed to prepare the plant for ongoing operations.

 General and administrative expenses increased slightly over 70% from the third quarter of 1994 to the third quarter of 1995. Increases in general administrative expenses are primarily due to higher insurance premiums and claims, professional fees incurred in working with the governments in Texas and Oregon, and salaries and related benefits associated with higher levels of operating and expansion activities.

 Depreciation and amortization expense continue to become more significant costs as the fixed asset structure of the Company expands. Over $1.2 million has been expended in property, plant and equipment additions for the nine months ended September 30, 1995. Including the $800,000 of additions in 1994, a significant amount of depreciable property has been added to the Company's total assets. Also, approximately $11,000 per month is being depreciated on Domino's plant and equipment, and $4,000 per month is being amortized for goodwill, which was generated from the acquisition of Domino.

 Interest expense for the third quarter of 1995 increased 14% from the amount experienced in the third quarter of 1994 and is primarily due to the presence of the remaining subordinated debentures and debt assumed with the acquisition of Domino, neither of which were in existence during the third quarter of 1994.

                             Results of Operations
                 Nine Months Ended September 30, 1995 Compared
                   with Nine Months Ended September 30, 1994

    The table below summarizes the physical activity of the Company as well as the basic revenue categories for the first nine months of the last three years:


                                                                  Nine Months Ended September 30:
                                                                  -------------------------------
                                                              1995              1994             1993
                                                              ----              ----             ----

TDF Tons Sold **                                            41,323            53,294           39,137
                                                            ======            ======           ======
Passenger Tire Equivalents Received (Tons)                  83,957            83,126           70,819
                                                            ======            ======           ======
TDF Sales                                              $   752,089       $   928,528      $   826,508
                                                       ===========       ===========      ===========
Disposal and Hauling Fees                              $ 9,203,883       $ 7,620,429      $ 5,545,563
                                                       ===========       ===========      ===========

**Does not include the transfer of 7,500 tons of TDF from Houston to WR - Illinois in 1995 which represents an additional investment in WR - Illinois; does include almost 4,000 tons provided for engineering projects in the Portland area.

    Total revenues of $9,955,972 were 16% higher than for the same nine-month period in 1994. This is attributed to significant increased disposal fees, hauling and other revenues at Portland and Atlanta. Houston was also more successful with the state allocation laws changing and being operational the full nine months during 1995. TDF sales decreased 19% during this time due to lower tonnage sales and an overall decrease in the average price per ton.

    Operating expenses for the first nine months of 1995 increased 14% over the same period during 1994. General and administrative expenses have increased $312,000 over the first nine months of 1995, but, as a percent of total revenues, have remained fairly constant. Depreciation and amortization expense have increased significantly in 1995 for the reasons cited above, which relate to the Domino acquisition and the general asset growth the Company as a whole is experiencing.

    Interest expense for 1995 has increased as discussed above for the third quarter of 1995. New debt of approximately $150,000 in the second quarter and $43,000 in the third quarter will cause interest to continue to rise slightly, but at the point the debentures are converted to common stock, the related interest will also end.


                  Financial Condition as of September 30, 1995

    The Company continues to carry a positive working capital balance at September 30, 1995 of $1.1 million. This is the result of proceeds from the Rights Offering received during the second quarter, increased receivables from the State of Texas (most of which were received in October 1995), and the
receivable from affiliate which was recorded in September 1995.   Increases in
inventories are attributable to higher levels of TDF in Atlanta and Portland and additional parts which have been required at the plants to enhance maintenance capabilities. Included in current liabilities are the remaining convertible subordinated debentures which mature, if not converted, in March 1996 and the deferred income portion of the receivable from affiliate, which will be amortized to match pass-through depreciation expense from the Partnership.

    During this third quarter, the Company continued to benefit from the success of our Rights Offering, and the continuing interest by the public in Waste Recovery has provided management the source and means to grow the Company. Implementation of the wire recycling systems will allow wire extracted from the tires to be recycled, therefore eliminating the need to incur disposal fees associated with this waste by-product. The Partnership has begun to reap the benefit of producing a clean wire product which is marketable as recycled steel, and Waste Recovery will soon be following suit. As previously mentioned, this will significantly reduce TDF production costs. The renovation of the Domino plant is nearing completion and will enable the Company to immediately become active in the TDF market in the northeastern United States, which the Company was instrumental in establishing. This will also provide a means of improving cash flow at the Domino plant and move it towards being self- supportive.

    Although the Company is on a strong growth pattern, management still remains sensitive to the risk that the Company will not have the financial strength to take advantage of additional opportunities that could be developing. The Company will apply for a relisting on the NASDAQ system when the stock price reaches a higher level. The Company now meets the standards for capital and surplus requirements and is putting forth efforts to satisfy the minimum bid price. A relisting by NASDAQ would provide the Company greater public exposure and generate more consistent interest in the success of its on-going operations.



Part II.  OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

 The Company held its Annual Meeting of Shareholders on August 14, 1995, in Dallas, Texas. The shareholders approved the election of directors, an increase in shares available for issuance under WRI's 1989 Stock Plan for Employees and limitation of individual grants thereunder, and the selection of independent accountants as follows:

                                                                Withheld
                 Item                               For         Authority               Against     Abstain
                 ----                               ---         ---------               -------     -------
Election of Directors:
              Roger W. Cope                     8,013,261         36,253                   N/A            N/A
              Allan Shivers, Jr.                8,013,661         35,853                   N/A            N/A

Increase in Shares:                             6,607,974            N/A                 357,333        12,620

Selection of
Independent Accountants:                        8,101,265            N/A                   7,550        3,370


Item 6.          Exhibits and Reports on Form 8-K

                 (a)      Exhibits

                          10.029 Form of Incentive Stock Option Agreement dated as of June 29, 1995, for grants to executive officers Thomas L. Earnshaw, Sharon K. Price, and Robert L.
                          Thelen (the    Agreements are the same, except that
                          the first two pages vary).

                          10.030 Form of Non-qualified Stock Option Agreement dated as of August 14, 1995, whereby options were granted pursuant to the Company's 1992 Stock Plan for Non-Employee Directors.

                 (b)      Reports on Form 8-K

                          None

Item 27.         Financial Data Schedule

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             WASTE RECOVERY, INC.


DATE:  November 13, 1995                       /s/ THOMAS L. EARNSHAW
                                              -----------------------
                                              By: Thomas L. Earnshaw
                                              President and Chief Executive Officer
                                              (Principal Executive)




DATE:  November 13, 1995                       /s/ SHARON K. PRICE
                                              --------------------
                                              By: Sharon K. Price
                                              Vice President of Finance
                                              (Principal Financial and Accounting Officer)



                              INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

10.029 Form of Incentive Stock Option Agreement dated as of June 29, 1995, for grants to executive officers
             Thomas L. Earnshaw, Sharon K. Price, and Robert L.
             Thelen (the Agreements are the same, except that the first two pages vary).

10.030 Form of Non-qualified Stock Option Agreement dated as of August 14, 1995, whereby options were granted pursuant to the Company's 1992 Stock Plan for Non-Employee Directors.


27           Financial Data Schedule
