Form 10-K
period 1995-12-31
WASTE RECOVERY INC
filed 1996-04-01
CIK 710118

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   For The Fiscal Year Ended December 31, 1995
                         Commission file number 0-14881

                              WASTE RECOVERY, INC.
             (Exact Name of Registrant as Specified in its Charter)

                   TEXAS                                 75-1833498
     (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
      Incorporation or Organization)

      309 S. PEARL EXPRESSWAY, DALLAS, TX                   75201
    (Address of Principal Executive Offices)              (Zip Code)

                                 (214) 741-3865
              (Registrant's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange
      Title of Each Class                           on Which Registered
      -------------------                          ---------------------
             None                                           N/A

           Securities registered pursuant to section 12(g) of the Act:

                      Common Stock (no par value per share)
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Number of shares of Registrant's Common Stock, no par value per share, outstanding as of March 22, 1996: 10,907,076

     The   approximate   aggregate   market   value  of  voting  stock  held  by
non-affiliates of the Registrant (based on average of the closing bid and asked price of March 22, 1996) was $2,373,870.

                       Documents Incorporated by Reference

Selected portions of the Registrant's Proxy Statement for 1996 Annual Meeting of Shareholders, to be filed within 120 days of December 31, 1995, are incorporated by reference in Part III, Items 10, 11, 12 and 13.

                              WASTE RECOVERY, INC.

                             Index to 1995 Form 10-K



Part 1                                                                           Page
Item  1.   Business                                                                1

Item  2.   Properties                                                              8

Item  3.   Legal proceedings                                                       8

Item  4.   Submission of matters to a vote of security holders                     8


Part II

Item  5.   Market for Registrant's stock and related security holder matters       9

Item  6.   Selected consolidated financial data                                   11

Item  7.   Management's discussion and analysis of financial condition and
           results of operations                                                  12

Item  8.   Financial statements and supplementary data                            16

Item  9.   Disagreements on accounting and financial disclosure                   16


Part III

Item 10.   Directors and executive officers of the Registrant                     16

Item 11.   Executive compensation                                                 16

Item 12.   Security ownership of certain beneficial owners and management         16

Item 13.   Certain relationships and related transactions                         16


Part IV

Item 14.   Exhibits, financial statement schedules, and reports on Form 8-K       16

           Signatures                                                             17
           Financial Statements Index                                            F-1
           Exhibit Index                                                         E-1
           Schedule II, Valuation and Qualifying Accounts                        S-1


                                     PART I


ITEM 1.  BUSINESS

General
- -------

Waste Recovery, Inc. (the Company or Registrant) is a specialized service and process company operating in the environmental services industry. The Company is involved in all aspects of scrap tire disposal and in conversion of scrap tires, through a proprietary process, into a uniform, high quality, wire-free, tire-derived fuel (TDF).

The Company believes it is the largest firm in the United States specializing in disposal and recycling of scrap tires into a high quality fuel supplement. Presently, the Company has TDF producing facilities operating in Portland, Oregon; Houston, Texas; Atlanta, Georgia and Philadelphia, Pennsylvania. The Company is a partner in a partnership, Waste Recovery-Illinois (the
Partnership), which completed the construction of two tire-derived fuel processing facilities in Marseilles, Illinois and Dupo, Illinois (the Illinois Partnership Facilities) during 1995. As of March 21, 1995, the Company established operations in the Northeastern United States (see acquisition of Domino Salvage, Tire Division, Inc. (Domino) below in this Item 1, Business).

The Company was organized in 1982 to acquire the assets of two operations in Portland, Oregon, one of which had been producing TDF since 1976. The Houston facility began producing TDF in 1986, the Atlanta operation in 1988, and the two Illinois facilities became operational in late 1995. After the March 1995 acquisition of Domino and the addition of specific, proprietary, processing equipment, Domino began producing a quality TDF in late 1995.

The Company has made investments in facilities and developed expertise in the area of tire disposal. The system is flexible in order to serve as a disposal service for scrap tire sources ranging from current scrap tire generators, such as tire dealers, all the way to large, sometimes long-abandoned, scrap tire piles. Scrap tire pick-up service must be regular and on a time schedule sufficiently predictable in order to minimize the storage requirements of the scrap tire generators and to provide continuity of supply to TDF users.

The Company uses its tire shredding equipment and handling systems for the production of a high grade TDF. In addition to improving systems and equipment, the Company has worked to make TDF more acceptable as a fuel supplement. Generally, the permitting process required before a utility or other industrial fuel user may start burning TDF is a process that depends on many factors, such as the location, the volumes, the traditional fuels being supplemented, types of burners, boilers and fuel handling systems. The Company uses its experience in the TDF supplement business to help customers obtain permits and to equip their facilities to most efficiently use TDF as a fuel supplement.

Waste Recovery pursues an integrated approach to scrap tire disposal and conversion of scrap tires into TDF and works to increase the total number of TDF users in order to increase demand for the Company's TDF. The Company has not historically had a significant amount of backlog orders for TDF.

The Company's TDF competes against a different mix of traditional fuels and electric power sources in various regions of the country. In the Pacific Northwest, industry is served by hydroelectric systems that provide electric power at a low enough rate that fossil fuel burning co-generation power systems are not justified at industrial plants. Thus, the pulp and paper mills typical of this region require fuel essentially for the production of heat and steam to be used in their manufacturing process. Much of this fuel is provided from their own "Hog Fuel," or wood waste from the logging, debarking and sawing operations. TDF is a well-suited supplement to this internally generated fuel, especially during the winter and spring months when waste wood fuel is wet.

In the Southwest, TDF competes with natural gas as a supplemental fuel in steam generation facilities. Despite natural gas being relatively inexpensive in recent years, the Company's business in this region has continued to grow. The increasing need to dispose of abandoned tire piles, coupled with WRI's participation in the Texas Waste Tire Recycling Program, suggests further improvement in the future.

The pulp and paper industries in the Southeast typically require a much greater proportion of on-site generated power because they generate much more of their own electric power. Since the bulk of this power is traditionally coal-based, TDF is well-suited as a competitive energy source in the region, primarily due to the fact that TDF's handling and burning characteristics are the closest to coal.

The Company's 45% ownership interest in the two Illinois Partnership Facilities will strengthen the Company's position as one of the nation's largest TDF producers. These plants are the first of the Company's plants that are economically justified due solely to having traditional, coal burning electric utilities as the primary recipients of the TDF plants' output.

On March 21, 1995, the Company purchased all of the outstanding stock of Domino Salvage, Tire Division, Inc., a scrap tire recycler located in Conshohocken, Pennsylvania near Philadelphia that has been in business since 1988. Andrew Sabia, former President of Domino, is managing Domino and the Company's Northeastern operations. The Company invested approximately $500,000 in improvements during 1995 to increase the facility's capacity. Management believes that the existing market presence and position of Domino in the region will facilitate the Company's expansion into the promising Northeastern markets.


Operations
- ----------

The Company receives scrap tires and processes them into TDF. In general, the TDF production process consists of conveying whole tires to a primary shredder which cuts them into thin strips. These strips are processed into a chip form and then run across a magnetic separator to remove most of the bead wire and steel belting. The resulting product is a chip of rubber compound nominally less than two inches in any dimension and 98% free of bead wire. Most of the processing equipment by which scrap tires are converted to a quality tire-derived fuel has been designed or extensively modified by the Company's own technical people. The Company continually endeavors to improve its process economics and product quality. During the first quarter of 1996, the Company installed a new wire recycling system at its Baytown, Texas facility. This system, designed and manufactured by the Company, will allow the facility to operate waste-free, significantly improving its profit margins. Two similar systems will be installed during 1996 in the Atlanta and Portland facilities.

Since 1982, the Company has been refining and improving its production process and has improved tire shredding techniques, equipment durability, and the process for removal of most of the steel wire in scrap tires. The Company has developed proprietary metering devices for use by TDF customers to control the flow of TDF as a fuel supplement to maximize TDF utilization within each customer's particular requirements and the framework of existing environmental constraints.

The Company's four scrap tire processing plants received more than 12 million scrap tires for shredding in 1995. Many of these casings were delivered by independent operators. The Company is not dependent on any single supplier for scrap tires. No one independent collector accounted for more than 5% of the casings processed by the Company during 1995. Most of the casings are obtained through the Company's own collection network, which collects from retail stores or supplies trailers to major scrap tire generators, and through arrangements with tire manufacturers for factory defectives. The Goodyear Tire & Rubber Company disposed of approximately 700,000 casings with the Company, or less than 6% of all casings received in 1995.

  Approximate Annual Shredding Capacities (Based on 16 hrs./day, 252 days/yr.):

                                                      Approximate Utilization
                                                        Percentage in 1995
                                                      -----------------------
Portland TDF Plant            6.0 Million PTE's                91%
Houston TDF Plant             7.0 Million PTE's                31%
Atlanta TDF Plant             7.0 Million PTE's                54%
Philadelphia TDF Plant        5.0 Million PTE's<F1>            36%
Dupo TDF Plant<F2>            7.5 Million PTE's                12%
Marseilles TDF Plant<F2>      7.5 Million PTE's                 2%

PTE's are Passenger Tire Equivalents

<F1>Projected annual capacity after upgrades are complete.
<F2>Projected  capacity  when  fully  operational;   Dupo  began  operations  in
     September 1995; Marseilles began operations in October 1995.

A continued contributor to growth in 1995 was a large tire abatement project for the State of West Virginia. This project has involved the clean-up of approximately two million scrap tires at an abandoned tire site near Inwood, West Virginia, which accounted for 21% of 1995 revenues. This project was completed in the first quarter of 1996. TDF sales accounted for 7%, 9%, and 13% of total company revenues for 1995, 1994 and 1993, respectively. Tipping fees, hauling and other services accounted for 93%, 91% and 81% of total Company revenues for 1995, 1994 and 1993, respectively.


Seasonality
- -----------

Given its origins in the Pacific Northwest, the Company's TDF sales volume has traditionally been seasonal, with volume diminishing between June and November of each year when the major customers in that region, pulp and paper mills, need less fuel supplementation than in the winter and spring months when their waste wood fuel is wet.

The Company believes the Partnership's five-year contract with Illinois Power Company for the sale of 60,000 tons per year of TDF, as well as its own growing client base in the South and Southeast, will help dampen seasonal fluctuations over the foreseeable future.


Scrap-Tire Market
- -----------------

The tire manufacturing industry estimates that approximately 315 million passenger tire equivalents (PTE's) (equivalent to approximately 225 million tire units) were scrapped in 1995.

In recent years, the average yield in the TDF process has been a ton of product from approximately 130 PTE's. Thus, if all tires scrapped in a year were converted to TDF, the potential output would be close to 2.4 million tons - more than 30 times the Company's 1995 tonnage sales of TDF. Even after allowing for the 15% of tires scrapped annually that are used in other applications, it is apparent that scrap tire supply, in general, should not have a limiting effect on the Company's ability to continue its growth for the foreseeable future. This calculation does not take into account the additional "raw material" represented by the "tire piles" which further increase the potential TDF output. Tire Business, a leading industry publication, reported last year that approximately 800 million discarded scrap tires are in stockpiles around the U.S.

Demand for TDF is growing, especially in the utility industry. High BTUs, low cost, and reduced sulfur emissions have contributed to increased TDF utilization by electric power generating facilities. Management believes there are continuing opportunities to increase demand for this fuel. One example of this is the recent agreement with the Illinois Power Company. Under the terms of the contract with the Illinois Partnership, the Illinois Power Company will burn up to 7.5 million reprocessed tires, or 60,000 tons of TDF, per year at its Baldwin Power Station (Baldwin). This figure, which constitutes about 60% of the tires annually discarded in Illinois, equates to only 2% of the energy needs at the Baldwin plant.


Government Regulation
- ---------------------

The Company works within a network of government regulations and programs at both the scrap tire supply side and the TDF supply side of the business. Due to the recognized fire and health hazards associated with stockpiles of scrap tires and the desire to curtail additional growth of stockpiles, stricter regulations with respect to the disposal of current take-off tires have been implemented at all levels of jurisdiction with increasing intensity in recent years.

In the past couple of years, legislation has had a significant effect on the Company's Houston operation. The State of Texas collects $2 for each new passenger tire and $3.50 for each truck tire sold. The proceeds fund the clean-up of abandoned tire piles, as well as the disposal of current take-offs, and are the source of the $.85 per weighted tire unit (18.7 lbs.) paid to licensed and registered scrap tire processors. The Company was one of the first processors registered in 1992, and the only processor in the state to recycle all of the scrap tires it has received under the program. The Company was under the State of Texas' allocation program until September 1995, at which time the allocation system was revoked and now allows qualified processors to process tires on an unlimited basis.

The burning of TDF is subject to regulation by federal, state and local governments. Generally, the Company and its customers must comply with established mandatory disposal regulations and safety guidelines. TDF customers must comply with certain emissions and ash content standards and with the requirements of the U.S. Environmental Protection Agency and certain portions of the Clean Air Act. It is anticipated that initial permit applications for TDF burns in new states will be thoroughly scrutinized by regulatory bodies for emission standards and ash content compliance. The Company has developed historical information from its current customer base, as well as from the numerous trial burns it has been associated with, that provides a potential advantage in working with customers in their contacts with regulatory agencies.


Competition
- -----------

The scrap tire disposal and recycling industry is highly fragmented. Participants include the divisions of a few large companies and many small operators who, for the most part, either stockpile tires or shred and landfill them. One of the largest collectors and processors of scrap tires into fuel on the East Coast is Emanuel Tire Company in Baltimore, Maryland. Archer Daniels Midland Company of Decatur, Illinois, one of the largest scrap tire processors in Illinois, processes tires it receives into supplemental fuel for its own use.

In the Southwest, the implementation of legislation in Texas in 1992 fostered the establishment of approximately 20 new tire processors. Many of these processors are still active, but recently, several laws have been implemented that provide that (i) as of September 1, 1995, limitations are removed on the number of PTE's that the Company can process and receive payment for on a monthly basis and, (ii) as of January 1, 1996, only tire processors with an end-use market may qualify for reimbursement from the State of Texas. These laws place pressure on the Company's competitors to produce and market a better quality tire chip than is required by current State of Texas specifications. The Company is the only processor in Texas to have marketed all material it has processed and feels that with the increased liability of the State of Texas of growing shred piles produced by other processors, it should ultimately gain a stronger position in the market for tire procurement and increased processing.

Browning Ferris Industries, Inc. ("BFI") entered the scrap tire processing business through the acquisition of Maust Tire Recyclers of Savage, Minnesota in 1991. BFI, headquartered in Houston, Texas, is one of the largest waste disposers in the United States and operates tire processing facilities in the states of Illinois, Minnesota and Georgia.

The Company's primary competition for the acquisition of scrap tire casings comes from the companies mentioned above and numerous individual collectors. Several programs for the use of whole tires as supplemental fuel in electric power plants are underway with utility companies around the country.

The  Company  recognizes  that its  operations  and  expansions  are and will be subject to competition from other companies, some of whom have substantially greater financial, marketing, research and development, and personnel resources than the Company. However, the Company believes that it can effectively compete on the basis of its expertise in the logistics of tire disposal and TDF production technology. The Partnership's newly-constructed Illinois TDF plants will incorporate process equipment design modifications that improve operating efficiency as compared with the original Portland operation. The Company believes that its processing costs and reliability are better than those achievable by competitors using commercially available tire processing equipment.


                          SCRAP TIRE STATE LEGISLATION

                                                         Nov-85  Jan-87  Jul-90  Feb-92  Jan-96
                                                         ------  ------  ------  ------  ------
Proposals Being Prepared or No Laws/Regulations Enacted    8       9.5      3      3        3
Active Bills in Legislature ...........................    3       6        8      9.5      0
Laws Enacted or Regulatory Requirements ...............    1       3       25     32       48


Patents and Proprietary Protection
- ----------------------------------


The Company owns the United States patents set forth in the following table:

Patent No.                  Title/Description                                     Issue Date
- ----------     ----------------------------------------------------------         ----------
4,374,573      Apparatus for Shredding Rubber Tires and Other Waste                02/22/83
               Materials
4,519,550      Material Guide and Clearer for Comminuting Apparatus                05/28/85
4,560,112      Scrap Shredding Apparatus Having Clearing Rings and Method          12/24/85
               for Sharpening Same
4,561,467      Triple Gate Valve                                                   12/31/85
4,714,201      Tire Processing Apparatus and Method                                12/22/87
4,750,437      Method for Disposal of Waste Materials by Incineration              06/14/88
4,804,031      Apparatus for Removing Tires From Wheels                            02/14/89
4,806,056      Modular Fuel Metering Apparatus and Method                          02/21/89



The Company owns the Canadian patents (and pending applications) set forth in the following table:


Patent No.                  Title/Description                                     Issue Date
- ----------     ----------------------------------------------------------         ----------
1,220,461      Scrap Shredding Apparatus Having Clearing Rings and Method          04/14/87
               for Sharpening Same
1,279,051      Tire Processing Apparatus and Method                                Pending


The Company's service mark "Making Waste a Resource" was federally registered with the U.S. Patent and Trademark Office on July 5, 1983. The patents set forth in the foregoing tables afford some protection in the areas in which the Company intends to concentrate. Management believes, however, that its know-how and regular improvements to equipment and procedures are equally important in the waste-to-energy business.

In 1988, pursuant to its industrial development bond financing for construction of the Atlanta plant, the Company licensed its technology, including such patents, to the indenture trustee. In 1993, the Company licensed such technology to the Illinois Partnership in connection with the construction of the two facilities in Illinois.


Employees
- ---------

As of December 31, 1995, the Company and the Illinois Partnership together had 200 full-time employees, of whom 175 were in operations and the balance in administration, sales, planning and engineering. None of the employees are covered by collective bargaining agreements, and the Company believes its relations with its employees are good.

Executive Officers of the Company
- ---------------------------------

All executives hereunder are elected annually in accordance with the by-laws and serve until their successors are elected and qualified. There are no family relationships among any of the Company's executive officers.


      Name              Age    Position Held With Registrant
- ------------------      ---    -----------------------------
ALLAN SHIVERS, JR.       50    Chairman of the Board of Directors
THOMAS L. EARNSHAW       41    President and Chief Executive Officer
ROBERT L. THELEN         57    Executive Vice President - Engineering
SHARON K. PRICE          40    Vice President of Finance-Chief Financial Officer
ANDREW J. SABIA          28    Vice President - Northeast Region

The positions and offices of the executive officers of the Registrant are as follows:

ALLAN SHIVERS, JR. was elected Chairman of the Board of Directors of the Company at the April 4, 1990 Board of Directors meeting. He has served as a Director of the Company since 1984.

THOMAS L. EARNSHAW was elected President and Chief Executive Officer, as well as a Director, of the Company at the March 1, 1990 Board of Directors meeting. Mr. Earnshaw joined the Company at its inception in 1982. He was elected Vice President-Operations in 1985 and Executive Vice President-Operations in 1987.

ROBERT L. THELEN has been with the Company since 1982, and is one of the Company's original founders. He is responsible for the design and improvement of plant equipment, plant construction, and technical assistance to customers. He was elected Vice President-Engineering in 1989, a Director in 1990, and Executive Vice President-Engineering in May, 1991.

SHARON K. PRICE joined the Company on December 12, 1994, as Vice President of Finance and Chief Financial Officer. She had been an Audit Senior Manager with KPMG Peat Marwick LLP, where she had been employed since 1987.

ANDREW J. SABIA joined the Company with the acquisition of Domino Salvage, Tire Division, Inc. on March 21, 1995. He has been President and an owner of Domino since its incorporation in 1988 and joins the Company as Vice President - Northeast Region.

ITEM 2.  PROPERTIES

The Company currently occupies the following properties:

                                                          Sq. Footage of       Owned or Lease      Current Monthly
               Location and Description                      Building            Expiration             Rental
               ------------------------                      --------            ----------             ------
Portland, Oregon:
      25,000 sq. ft. paved property with metal                 1,000              12/31/99                 $872
           manufacturing building
      45,000 sq. ft. property with metal fabrication           4,800              12/31/99               $3,200
           and maintenance building
      20,000 sq. ft. graveled lot                                  -              05/31/99                 $800
Houston (Harris County), Texas:
      Production facility on 9 acres partially paved          13,800                Owned                     -
           with metal building
Atlanta, Georgia:
      Production facility on 3 acres partially paved           4,800              12/31/97               $2,785
           with metal building
Philadelphia, Pennsylvania
      4 acres of land holding processing facility              1,500               2/28/05               $3,200
Dallas, Texas:
      Office space                                             4,500               2/28/00               $2,765

In Portland, Oregon the Company occupies a 1,500 square foot building and 400 square feet of office space on the second floor of the 4,800 square foot metal fabrication building which serves as its administrative offices. The administrative offices of the Houston and Atlanta facilities are in office trailers of approximately 600 square feet. The Company's executive offices occupy approximately 4,500 square feet in Dallas, Texas. The Company believes that its facilities are adequate for its immediate needs, and that it has the capacity to accommodate significant additional volume at its tire shredding plants.

The March 21, 1995, acquisition of Domino includes three trailers used for office space which occupy approximately 1,500 square feet, and the production facility utilizes approximately 4 acres.


ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in routine litigation arising in the ordinary course of business. In the opinion of the Company, such matters would not have a material adverse effect on the financial condition or the results of operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company shareholders during the fourth quarter of 1995.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S STOCK AND RELATED SECURITY HOLDER MATTERS

The Company's no par value common stock is presently being traded on the over-the-counter market.

Trading commenced on July 17, 1986 and the Registrant's common shares were quoted on the NASDAQ system until February 20, 1990 at which time the common shares were delisted as a result of the Company's failure to meet applicable capital and surplus requirements. The following table sets forth the range of bid and ask prices for the Registrant's common shares during the periods indicated:

                            High                       Low
Quarter Ended        Bid           Ask          Bid          Ask
- -------------        ---           ---          ---          ---
  03/31/94          1 1/2           2           7/8         1 3/8
  06/30/94          1 7/8         2 7/8         7/8         1 3/8
  09/30/94          1 3/8         1 7/8         5/8         1 1/8
  12/31/94          1 9/16          2           1/2           1
  03/31/95            1           1 1/2         1/2           1
  06/30/95          1 5/8         2 1/8         1/2         15/16
  09/30/95         1 11/16        2 1/8         7/8         1 5/16
  12/31/95          1 3/8         1 7/8         3/4         1 1/16


(a) The quotations set out above represent prices between dealers and do not include retail mark-up, mark-down or commissions. They may not represent actual transactions. Prior to termination by NASDAQ (February 20, 1990), such quotations were received from NASDAQ. Quotations after such time are obtained from the National Quotation Bureau.

(b) The approximate number of record holders (not including participants in securities position listings) of the Registrant's common shares as of March 22, 1996 was 444.

(c) To date, the Registrant has not paid any dividends on its common stock. Future dividends, if any, will be paid in compliance with the Company's loan agreements. The Company has outstanding 203,580 shares of its 7% cumulative preferred stock. Prior to payment of a dividend on its common stock, all dividends cumulated on such preferred stock must be paid. The Company does not anticipate paying dividends on its common stock in the foreseeable future.


Conversion of Partnership Interest
- ----------------------------------

Effective January 1, 1994, the partners of KCT Associates, Ltd. (KCT) effected the conversion of their limited partnership interest in Waste Recovery Partners, Ltd. (the Partnership) into unregistered common stock of the Company, as provided for in the KCT limited partnership agreement, as amended. The Partnership was formed in 1991 to provide needed cash to the Company in return for a preferential return on the cash investment, 35% of the Company's Portland operation's net profits, and conversion privileges which now have been exercised. During the period that the Partnership was in effect, the Company, as the general partner, continued as the manager of the Partnership and received management and incentive fees, as well as 65% of net operating profits of the Company's Portland operation after payment of the preferential return on the KCT investment. In addition to the conversions referenced above, certain principals of KCT exercised a warrant and a stock option to purchase a total of 325,000 shares of common stock which were granted pursuant to financial advisors agreements entered into in 1991 and 1993. Pursuant to the conversions, and the warrant and option exercises, the Company issued 2,985,323 unregistered shares of common stock under these agreements in 1994.

On February 17, 1994, the Company announced that it received a Schedule 13D whereby a group, comprised in part of certain affiliates of KCT and representing approximately 35% of the outstanding common stock, had entered into an oral agreement with respect to the voting and transfer of such stock.

Rights Offering
- ---------------

The Company distributed nontransferable subscription rights (the Rights) to subscribe for an aggregate of 3,238,857 shares of its common stock for an offering price of $0.75 per share (the "Subscription Price") to the holders of record of the common stock at the close of business on April 14, 1995 (the "Record Date"), and to certain holders of the Company's convertible debentures, provided that on or before June 7, 1995 (the "Conversion Date") such debenture holders converted the debentures to common stock (collectively, the "Eligible Shareholders"). The Eligible Shareholders received in this offering two Rights for each five shares of common stock held on the Record Date or the Conversion Date. Each Right entitled the holder to subscribe for and purchase one share of common stock upon payment of the Subscription Price. Each Right also entitled the holder to subscribe for additional shares of common stock available in this offering that were not subscribed and paid for by other Eligible Stockholders under the basic subscription privilege.

At the conclusion of the Rights offering on June 26, 1995, the full amount of the subscription had been exercised; 3,238,857 shares of common stock were issued and $2.2 million in capital was raised which has been utilized for specific equipment improvements and working capital. In conjunction with the offering, $265,000 plus accrued interest of $17,951 of the convertible, subordinated debentures were converted at the rate of $0.875 per share into 323,373 shares of common stock.

ITEM 6:  SELECTED FINANCIAL DATA

The following selected financial data has been derived from the consolidated financial statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 and the consolidated financial statements and related notes included in Item 8.



                                                            For the Years Ended December 31
                                                            -------------------------------
         Operating Data                1991             1992             1993              1994             1995
         --------------                ----             ----             ----              ----             ----
TDF sales                           $1,275,492      $1,242,464        $1,114,975      $  1,104,691    $   1,080,172
Disposal and other revenues          4,800,072       6,820,392         7,625,518        11,320,714       13,059,751
                                    ----------      ----------        ----------      ------------    -------------
Total revenues                       6,075,564       8,062,856         8,740,493        12,425,405       14,139,923

Operating expenses and
  depreciation                       4,656,719       5,790,747         6,902,545                         12,098,884
                                                                                         9,753,225
General and administrative
  expenses                           1,436,934       1,559,784         1,660,449         2,099,579        2,568,094
                                    ----------      ----------        ----------      ------------     ------------
Income from operations                 (18,089)        712,325           177,499           572,601         (527,055)
Interest expense, net                  422,960         353,396           352,835           378,761          457,202
Other (income) expense                 (56,402)       (248,880)          (67,340)           10,567         (380,066)
Minority interest in income             91,833         360,766            87,617                 -                -
Loss in equity of Partnership                -               -                 -            20,260          322,630
                                    ----------      ----------        ----------      ------------     ------------
Income (loss) before income
  taxes and extraordinary items       (476,480)        247,043          (195,613)          163,013         (926,821)
Income taxes benefit (expense)               -        (100,000)                -           447,543                -
                                    ----------      ----------        ----------      ------------     ------------
Income (loss) before
  extraordinary item                  (476,480)        147,043          (195,613)          610,556         (926,821)
Extraordinary item utilization
  of income tax carry-forwards***            -         100,000                 -                 -                -
                                    ----------      ----------        ----------      ------------     ------------
Net income (loss)                   $ (476,480)     $  247,043        $ (195,613)     $    610,556     $   (926,821)

Net income (loss) per share:
  Income (loss) before
  extraordinary item                $     (.16)     $      .00        $     (.08)     $        .06     $       (.12)
        Extraordinary item                   -             .02                 -                 -                -
                                    ----------      ----------        ----------      ------------     ------------
    Net income (loss)               $     (.16)            .02<F2>          (.08)<F2>          .06<F2>         (.12)
                                    ==========      ==========        ==========      ============     ============
Weighted average number of
  common and dilutive common
  equivalent shares outstanding      3,975,818       4,354,995         4,040,199         7,762,817        9,132,359
                                    ==========      ==========        ==========      ============     ============


                                                            For the Years Ended December 31
                                                            -------------------------------
                                       1991             1992            1993             1994              1995
                                       ----             ----            ----             ----              ----
Balance Sheet Data
Total assets                        $5,249,563      $5,394,772        $5,876,105      $  8,745,077     $ 10,732,399
Total long-term debt                $2,405,339<F1>  $2,294,758<F1>    $2,065,509<F1>  $  4,002,585     $  4,409,249
Total shareholders' equity
     (deficit)                      $ (438,752)     $ (225,049)       $ (362,932)     $  1,258,819     $  2,899,006
Other Data (Unaudited)
Tons of TDF sold during the
  period ended                          53,451          59,494            62,156            62,564           72,961
                                    ==========      ==========        ==========      ============     ============

<F1> Includes  long-term debt then  classified as short-term debt as a result of the Company's noncompliance during such period with certain financial covenants in its agreement.

<F2> Undeclared dividends on cumulative  preferred stock of $142,311,  $142,895,
     $142,502, $142,502, and $142,506 at December 31, 1991, 1992, 1993, 1994 and
     1995 respectively, have been added to net loss or subtracted from net income for purposes of computing net income (loss) per common share.

*** The Company adopted Statement of Financial Accounting Standard 109, "Accounting for Income Taxes", January 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company owns and operates plants in Portland, Oregon; Houston, Texas; Atlanta, Georgia and Philadelphia, Pennsylvania. During 1993 and until January 10, 1994, the Portland facility was owned by Waste Recovery Partners, Ltd., a limited partnership, of which the Company had a 65% ownership position and served as the managing partner. Late in 1994, construction began in central and southern Illinois on two new tire processing plants which began operations in late 1995. These plants are owned by the Illinois Partnership, of which the Company owns a 45% interest and is the managing partner. The Company is operating the Illinois Partnership Facilities in close coordination with the rest of its national system and is expanding its presence in this region of the United States.

Regional services are coordinated from the operating bases mentioned above. Operations encompass full-service scrap tire disposal and the recycling of tires into a supplemental fuel form. The Company generates revenues from scrap tire disposal fees, hauling of scrap tires and from the sale of TDF. At the plants, scrap tires are converted and refined into TDF, a high BTU supplemental fuel that is sold primarily to major domestic cement and paper manufacturers. The TDF output of the Illinois facilities will initially be dedicated to use in electric power generating boilers of Illinois Power Company.

To date, the effects of inflation on the Company's operations have been negligible.


General Comments
- ----------------

The Company experienced significant growth during 1995 as its production capabilities increased from 20 million passenger tire equivalents ("PTE's") to 40 million PTE's. This growth did come at a cost, as is reflected in the Company's financial results for the year. The increase in capacity came from two areas, (i) the acquisition of Domino and, (ii) the establishment of the two facilities in Illinois.

With the acquisition of Domino in the first quarter of 1995, the Company committed to restructure and rebuild Domino's facility and equipment to enable it to produce a quality TDF. Although the capital improvements were funded through the Rights offering, the time spent in rebuilding the plant severely hindered the earnings capacity of the plant. The rebuild of Domino was completed in late 1995, but did not allow sufficient time to make up for lost business before year end. Domino was also affected by a downturn in the tire disposal market as competitors in the Northeast drove down prices by receiving tires at a rate significantly less than that received in the beginning of 1995 and past years. Likewise, the TDF market has decreased in the Northeast as several major consumers either temporarily stopped or reduced their utilization of TDF. These factors together generated a loss from this wholly owned subsidiary of $382,514 for the period from March 21, 1995 through December 31, 1995.

The Company's 45% interest in the Illinois Partnership generated a $322,630 loss for the year ended December 31, 1995. Most of 1995 was spent completing the construction of the two Illinois facilities at Dupo and Marseilles, Illinois. Completion was originally scheduled before the summer of 1995, but due to a late start in 1994, followed by problematic weather in the Spring of 1995 and other construction hold-ups, the facilities were not finished until September 1995. This late entry into the scrap tire market and the coming of the winter months severely hampered marketing efforts. The final months of the year were spent in tire procurement and producing TDF from the 1,000,000 tires that were received by the two plants, over 800,000 of which were in Dupo. The revenue generated from the disposal of tires and the production and sale of TDF and wire was not enough to overcome the operating and other overhead costs incurred during this period of start-up and initial market development. Further contributing to the Partnership's loss is over $438,000 of depreciation and amortization of the property, plants and equipment, and bond issuance and preoperating costs.

The losses as discussed above total over $700,000, which comprises approximately 76% of the Company's net loss for the year ended December 31, 1995. The remaining 24% of the loss was caused by various factors also related to the pressures of growth and specifically, the effect on the Baytown plant of the Texas Tire Program's allocation process which, until September 1995, limited the monthly amount of revenue that could be generated therefrom. Higher depreciation amounts from the rebuild of the Baytown plant in 1994 and the overhaul of certain equipment at the Company's Atlanta facility during 1995 also contributed to the loss.

The Company received $750,000 from the gain on sale of equipment from the Illinois partnership in 1995 which was earned upon the successful completion of the Illinois Partnership Facilities within the defined budget. Of this amount, $412,500 was recognized in other income in 1995, with the remaining $337,500 recorded as deferred revenue which will be recognized in income over the term of the lives of the related capitalized property and equipment of the Partnership.

The West Virginia tire abatement project continued to contribute to the earnings of the Company during 1995, although shut-down for the summer months. This tire pile clean-up of two million tires was completed in February 1996 and proved very profitable to the Company over its two-year term.

The income tax benefit recorded in 1994 for the gain on equipment ($750,000, as noted above) and certain other items was effectively utilized during 1995. However, due to the overall loss of the Company during 1995, the tax expense is not recognized in 1995. The benefit of this deferred tax asset is the net operating loss carry-forward available to the Company in future years. Therefore, after reclassifying $447,543 as a noncurrent asset in 1995, its ultimate use is expected to be realized over the two-year period ending December 31, 1997.

The losses from the Domino plant and Illinois Partnership during 1995 were substantial and are primarily due to operations hindered by construction and to the late start-up, respectively. The Waste Recovery plants have identified their problem areas and appear to be back on track for 1996. It is management's belief that although an immediate turnaround is not expected, the initial burdens of new growth are beginning to subside as increased tire flow at all of the facilities, additional TDF customers and a more visible market position provide the Company with the impetus to catch up with its growth and return to profitibility.

A recap of the Company's operating results before income taxes is as follows:


                                                    1995<F1>             1994<F2>           1993
                                                    --------             --------           ----
Operating income (loss)                           $ (527,055)         $  572,601        $ 177,499

Interest expense (net)                              (457,202)           (378,761)        (352,835)

Gains on sales of equipment and other income         380,066             175,675           67,340

Loss on involuntary conversion of assets                   -            (186,242)               -

Minority interest in income of Partnership                 -                   -          (87,617)

Equity in loss from Partnership operations          (322,630)            (20,260)               -
                                                  ----------          ----------        ---------
Income (loss) before income taxes and
         extraordinary item                       $ (926,821)         $  163,013        $ 195,613)
                                                  ==========          ==========        =========

<F1> Includes  the  operations  of Domino for the period  March 21, 1995 through
     December 31, 1995.

<F2> During  the  months of August  through  November  1994,  operations  at the
     Baytown facility were ceased due to fire related damages.

1995 vs. 1994 vs. 1993
- ----------------------

The table below summarizes the physical activity of the Company as well as the basic revenue categories for the last three years:

                                                  1995          1994           1993
                                                  ----          ----           ----
TDF Tons Sold ............................        72,961        62,564        62,156

Passenger Tire Equivalents Received (Tons)       132,793       108,165        96,089

TDF Sales ................................   $ 1,080,172   $ 1,104,691   $ 1,114,975

Disposal and Hauling Fees ................   $13,059,751   $11,320,714   $ 7,625,518

TDF Inventory - Year End (Tons) ..........         8,194        14,477         6,341


Total revenues for 1995 at $14,140,000 are $1,715,000 higher than 1994 revenues, representing a 14% increase. Total revenues for 1994 were more than $3,685,000 or 42% over the $8,740,000 level obtained in 1993. Thus, revenues increased by over 60% in the last two years and by the end of 1996, capacity at the plants is expected to provide further increases in revenues.

The average price per ton of TDF was lower in 1995 than 1994 or 1993, but the overall customer base is expanding. Through the Portland facility, the Company also contributed TDF to engineering and landfill projects which, although not generating revenue, avoided some of the fees that disposal would have cost. Tonnage of TDF sold in 1995 was higher than the 1994 and 1993 levels as the Company continued to develop new markets for its TDF. The lower inventory level at the 1995 year end is attributable to the larger market and focus of the Company to keep its product turned.

The table below compares cost elements as a percentage of revenues (Revs.) over the last three years:

                                                    % of                      % of                    % of
                                        1995        Revs.           1994      Revs.          1993     Revs.
                                        ----        -----           ----      -----          ----     -----
Total Variable Operating Expenses   $11,143,176       79%       $ 9,058,241     73%      $ 6,160,148    71%
Depreciation ....................       955,708        7%           694,984      6%          742,397     8%
                                    -----------     -----       -----------   -----      -----------  -----
Total Operating Expenses ........   $12,098,884       86%       $ 9,753,225     79%      $ 6,902,545    79%
                                    ===========     =====       ===========   =====      ===========  =====

Depreciation charges increased significantly from 1994 to 1995 in dollar terms due to a 24% addition of property plant and equipment, 55% of which relates to the acquisition of Domino. The percentage relationship of operating expense to revenues also was affected by the acquisition of Domino and the lack of revenues it generated during the period the facility was being rebuilt. Costs to operate the Atlanta plant were relatively higher in 1995 due to mechanical problems that affected its production efficiency.

General, administrative and interest expense increased $468,515, a comparable increase to the prior year and remains at a comparable percentage of revenues. Interest expense increased due to additional debt from the acquisition of Domino and the interest accrued on the remaining convertible debentures. Interest expense comprised 4% of total revenues compared with 3% in 1994 and 4% in 1993.


                                            % of                          % of                          % of
                                 1995       Revs.             1994        Revs.              1993       Revs.
                                 ----       -----             ----        -----              ----       -----
General and Administrative   $ 2,568,094     18%          $ 2,099,579      17%           $ 1,660,449     19%
Interest Expense .........       517,986      4%              400,314       3%               367,786      4%
Interest Income ..........        60,784     --               (21,553)     --                (14,951)    --
                             -----------    -----         -----------     -----          -----------    -----
                             $ 3,025,296     22%          $ 2,478,340      20%           $ 2,013,284     23%
                             ===========    =====         ===========     =====          ===========    =====

Liquidity and Capital Resources
- -------------------------------

The operating and net loss from 1995 have required significant working capital, but due to the growth generated in late 1994 and the successful Rights offering completed in June 1995, the Company maintains a stronger equity position than as of the end of 1994. One-third of the loss has been generated from the 45% ownership in the Illinois Partnership, therefore this loss is not a direct use of cash. The Domino facility has used significant cash resources of the Company, which had been partially anticipated, and management anticipates improved performance at Domino in 1996 as the plant became fully operational in late 1995.

Management remains sensitive to the risks that the Company will not have the financial strength to take advantage of opportunities that are developing. It is anticipated that if operating results stabilize in 1996, the Company will be able to adequately fund its working capital requirements for at least the next twelve months. Capital expenditures for 1996 are expected to be lower than the past two years as all of the plants' machinery and equipment are in good working order, and the wire reclamation systems are in the process of being installed. These two factors should reduce operating costs. However, to capitalize on the substantial growth that has developed over the past year, the Company will continue to explore ways to improve its financial position.

Capital expenditures totaled $1,680,000 in 1995. Other than construction outlays at the plant sites in Illinois, where expenditures are on the books of the Partnership rather than the Company, the largest amounts were at the Domino plant for its rebuild and the Atlanta plant for the rework and replacement of several major pieces of machinery. The Portland plant also had its annual maintenance overhaul, and over thirty trailers were purchased to handle the increased tire flow coming into the plants. The Company's strategy for operations and growth continues to be based on continuous improvement in both process and logistical equipment, control of production costs, and increased marketing of TDF and reclaimed wire.

The Company's working capital balance at December 31, 1995 was $237,503. This is the second time in five years that management has been able to report a positive working capital balance. The favorable prospects for growth have been convincing arguments for management to use in achieving re-negotiation of the terms of the Domino debt in March 1996, the exchange of the remaining convertible subordinated debentures in March 1996, and a lower interest rate on a significant portion of the Company's term debt.

The Domino debt has been modified to extend the first annual payment of $200,000, which was due March 21, 1996, to twelve equal monthly principal installments of $16,666 beginning September 21, 1996.

Effective March 15, 1996, convertible subordinated debentures in the amount of $410,000 have been exchanged for debentures with an interest rate of 18% which will mature on January 31, 1997, with the original conversion rate of $0.875 per share.

In February 1996, the Company switched financial institutions and was able to secure a preferred interest rate of prime less .5% on its term note in the amount of $1.1 million, which remains guaranteed by the Goodyear Tire and Rubber Company.

These modified debt agreements will allow the Company to better manage its cash flow to match the revenue stream.

Management believes that the 1995 results reflect the initial burden of starting the Illinois facilities, acquiring Domino and restructuring its facility, and an active, competitive market. Debt service charges and depreciation continue to increase annually as the Company experiences high growth. However, management still believes that the Company's operating strategies are on the right track, and they continue to have confidence in the future potential for the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item begin at page F-1 hereof.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         -None-


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information regarding directors, see "Election of Directors" in the Company's Proxy Statement to be filed under Regulation 14A within 120 days after December 31, 1995, which information is incorporated herein by reference. For information regarding executive officers, see "Executive Officers of the Company" in Item 1 hereof.


ITEM 11. EXECUTIVE COMPENSATION

For information concerning this item, refer to a like caption in the Company's Proxy Statement to be filed under Regulation 14A within 120 days after December 31, 1995, which information is incorporated herein by reference. However, subparts captioned "Board Compensation Committee Report on Executive Compensation" and "Performance Graph" are specifically not incorporated herein.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

For information concerning this item, refer to a like caption in the Company's Proxy Statement to be filed under Regulation 14A within 120 days after December 31, 1995, which information is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information concerning this item, refer to a like caption in the Company's Proxy Statement to be filed under Regulation 14A within 120 days after December 31, 1995, which information is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial statements are listed in the "Index to Consolidated Financial Statements for Waste Recovery, Inc." on page F-1 of this Form 10-K and incorporated herein by reference.

(a) 2. Financial statements are listed in the "Index to Financial Statements for Waste Recovery - Illinois" on page F-1 of this Form 10-K and incorporated herein by reference.

(a) 3. Exhibits are listed on page E-1 through E-4 of this Form 10-K and incorporated herein by reference.

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on March 28, 1996, by the following duly authorized person on behalf of the Company.


                              WASTE RECOVERY, INC.
                                  (Registrant)


Date: March 28, 1996               By: /s/ THOMAS L. EARNSHAW
                                           Thomas L. Earnshaw
                                           President and Chief Executive Officer

Pursuant to the requirements to the Securities Exchange Act of 1934, this report has been signed below on March 28, 1996, by the following persons on behalf of the Registrant in the capacities indicated.


      /s/ THOMAS L. EARNSHAW
By:  Thomas L. Earnshaw                        By: Roger W. Cope, Director
     President and Chief Executive
      Officer (Principal Executive Officer),       /s/ MICHAEL C. DODGE
      Treasurer and Director                   By: Michael C. Dodge, Director

     /s/ SHARON K. PRICE                           /s/ ROBERT L. THELEN
By:  Sharon K. Price                           By: Robert L. Thelen, Director
     Vice President of Finance
      (Principal Financial and Accounting          /s/ W. DAVID WALLS
       Officer)                                By: W. David Walls, Director

     /s/ ALLAN SHIVERS, JR.                        /s/ CRANDALL S. CONNORS
By:  Allan Shivers, Jr., Director              By: Crandall S. Connors, Director

                                                   /s/ STEVEN E. MACINTYRE
                                               By: Steven E. MacIntyre, Director

                                                   /s/ JOHN C. KERR
                                               By: John C. Kerr, Director


      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS FOR WASTE RECOVERY, INC.
                                                                                             Page
                                                                                             ----
Report of Independent Accountants                                                             F-2
Financial Statements:
     Consolidated Balance Sheets at December 31, 1995 and 1994                              F-3,4
     Consolidated Statements of Operations for the years ended
         December 31, 1995, 1994 and 1993                                                     F-5
     Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
         December 31, 1995, 1994 and 1993                                                     F-6
     Consolidated Statements of Cash Flows for the years ended
         December 31, 1995, 1994 and 1993                                                     F-7
     Notes to Consolidated Financial Statements                                               F-8

Schedule:
     VIII.  Valuation and Qualifying Accounts                                                 S-1

          INDEX TO FINANCIAL STATEMENTS FOR WASTE RECOVERY - ILLINOIS

Report of Independent Accountants                                                            F-27
Financial Statements:
     Balance Sheets at December 31, 1995 and 1994                                         F-28,29
     Statements of Operations for the years ended
         December 31, 1995 and 1994                                                          F-30
     Statements of Changes in Partners' Capital for the years ended
         December 31, 1995 and 1994                                                          F-31
     Statements of Cash Flows for the years ended
         December 31, 1995 and 1994                                                          F-32
     Notes to Financial Statements                                                           F-33

All other schedules are omitted because they are not required, not applicable or the required information is presented in the accompanying financial statements.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------


To the Board of Directors and Stockholders of Waste Recovery, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Waste Recovery, Inc. and its subsidiary at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP


Dallas, Texas
March 27, 1996

                              WASTE RECOVERY, INC.
                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1995 and 1994

                                     ASSETS

                                                                      1995          1994
                                                                      ----          ----
Current Assets:
     Cash and cash equivalents ...............................   $   726,562   $   261,118
     Accounts receivable, less allowance for doubtful accounts
        of $27,083 and $25,000, respectively (notes 12 and 21)     1,887,426     1,919,004
     Note and other receivables (notes 3 and 19) .............         5,758       514,816
     Inventories (notes 4 and 12) ............................       645,651       800,805
     Deferred income taxes (note 18) .........................          --         447,543
     Other current assets (note 5) ...........................       149,912       243,765
                                                                   ---------     ---------
          Total current assets ...............................     3,415,309     4,187,051
                                                                   ---------     ---------

Property, plant and equipment (notes 6, 7, 12 and 19) ........    11,700,255     9,442,172
     Less accumulated depreciation ...........................     6,840,820     6,103,133
                                                                   ---------     ---------
          Net property, plant and equipment ..................     4,859,435     3,339,039
                                                                   ---------     ---------

Restricted cash and cash equivalents (notes 8, 12 and 25) ....       998,035       506,521
Investment in Waste Recovery - Illinois (note 9) .............       258,539       335,035
Bond and debt issuance costs, less accumulated amortization of
   $153,287 and $101,786, respectively .......................       175,046       226,547
Deferred income taxes (note 18) ..............................       447,543          --
Goodwill, less accumulated amortization of $41,164 ...........       507,695          --
Other assets .................................................        70,797       150,884
                                                                   ---------     ---------

                                                                 $10,732,399   $ 8,745,077
                                                                 ===========   ===========


          See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.
                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1995 and 1994

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                           1995          1994
                                                                           ----          ----
Current Liabilities:
     Notes payable (note 10) ......................................   $    28,945   $   170,915
     Convertible subordinated debentures (note 11) ................        40,000          --
     Current installments of long-term debt (note 12) .............       427,552       224,683
     Current installments of capital lease obligations (note 7) ...        93,423       111,327
     Accounts payable (note 17) ...................................     1,996,857     2,318,365
     Accrued wages and payroll taxes ..............................       174,753       374,881
     Other accrued liabilities ....................................       372,800       283,502
     Deferred revenue (note 9) ....................................        43,476          --
                                                                        ---------     ---------

          Total current liabilities ...............................     3,177,806     3,483,673
                                                                        ---------     ---------

Convertible subordinated debentures, noncurrent (note 11) .........       495,000       800,000
Long-term debt, excluding current installments (note 12) ..........     3,591,376     3,065,447
Obligations under capital leases, excluding current
   installments (note 7) ..........................................       178,797       137,138
Deferred revenue, noncurrent (note 9) .............................       246,338          --
Note payable (note 10) ............................................       144,076          --
                                                                        ---------     ---------
          Total liabilities .......................................     7,833,393     7,486,258
                                                                        ---------     ---------

Stockholders' Equity (notes 11, 13, 14, 15, 16 and 17):
     Cumulative preferred stock, $1.00 par value, 250,000 shares authorized, 203,580 issued and outstanding in 1995 and 1994
        (liquidating preference $13.91 per share, aggregating
         $2,831,629)                                                      203,580       203,580
     Preferred stock, $1.00 par value, authorized and unissued
        9,750,000 shares in 1995 and 1994
     Common stock, no par value, authorized 30,000,000 shares,
        10,830,170 and 7,137,143 shares issued and outstanding
        in 1995 and 1994, respectively ............................       407,800       407,800
     Additional paid-in capital ...................................    13,320,410    10,753,402
     Accumulated deficit ..........................................   (10,958,904)  (10,032,083)
                                                                       ----------    ----------
                                                                        2,972,886     1,332,699
     Treasury stock, at cost, 103,760 common shares ...............       (73,880)      (73,880)
                                                                       ----------    ----------
          Total stockholders' equity ..............................     2,899,006     1,258,819
                                                                       ----------    ----------
Commitments and contingencies (notes 7, 9, 23 and 24)

                                                                      $10,732,399   $ 8,745,077
                                                                      ===========   ===========

          See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years Ended December 31, 1995, 1994 and 1993



                                                                1995            1994            1993
                                                                ----            ----            ----
Revenues (note 21):
     Tire-derived fuel sales ...........................   $  1,080,172    $  1,104,691    $  1,114,975
     Disposal fees, hauling and other revenue (note 17)      13,059,751      11,320,714       7,625,518
                                                             ----------      ----------       ---------
          Total revenues ...............................     14,139,923      12,425,405       8,740,493

Operating expenses .....................................     11,143,176       9,058,241       6,160,148
                                                             ----------      ----------      ----------
                                                              2,996,747       3,367,164       2,580,345

General and administrative expenses ....................      2,568,094       2,099,579       1,660,449
Depreciation and amortization ..........................        955,708         694,984         742,397
                                                             ----------      ----------      ----------
                                                               (527,055)        572,601         177,499

Other income (expense):
     Interest income ...................................         60,784          21,553          14,951
     Interest expense ..................................       (517,986)       (400,314)       (367,786)
     Other income (note 9) .............................        355,360           9,697          67,340
     Gains on sales of property and equipment ..........         24,706         165,978            --
     Loss on involuntary conversion of assets (note 19)            --          (186,242)           --
     Minority interest in income of partnership
        (note 13) ......................................           --              --           (87,617)
     Equity in loss from partnership operations (note 9)       (322,630)        (20,260)           --
                                                             ----------      ----------      ----------
                                                               (399,766)       (409,588)       (373,112)

Income (loss) before income taxes ......................       (926,821)        163,013        (195,613)
Income tax benefit (expense) (note 18) .................           --           447,543            --
                                                             ----------      ----------      ----------
          Net income (loss) ............................       (926,821)        610,556        (195,613)

Undeclared cumulative preferred stock dividends ........        142,506         142,502         142,502
                                                             ----------      ----------      ----------
          Net income (loss) available to common
             shareholders ..............................   $ (1,069,327)   $    468,054    $   (338,115)
                                                           ============    ============    ============

          Net income (loss) per share ..................   $       (.12)   $        .06    $       (.08)
                                                           ============    ============    ============

Weighted average number of common and dilutive
     common equivalent shares outstanding ..............      9,132,359       7,762,817       4,040,199
                                                           ============    ============    ============


          See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                  Years ended December 31, 1995, 1994 and 1993


                                                          Cumulative
                                                        Preferred Stock            Common Stock

                                                      Shares     Par Value      Shares     Par Value
                                                      ------     ---------      ------     ---------
Balances at December 31, 1992 ..................      203,580   $  203,580    4,103,495   $  407,800
Stock issued to Directors ......................         --           --         37,464         --
Options exercised under incentive
   stock option plan ...........................         --           --          3,000         --
Reduction in note receivable charged
   to compensation expense .....................         --           --           --           --
Net loss                                                 --           --           --           --
                                                      -------      -------    ---------      -------
Balances at December 31, 1993 ..................      203,580      203,580    4,143,959      407,800
Conversion of Waste Recovery
   Partners, Ltd. interests ....................         --           --      2,660,323         --
Stock issued to Directors ......................         --           --          4,361         --
   stock option plan ...........................         --           --          3,500         --
Options exercised by financial
   advisors ....................................         --           --        325,000         --
Reduction in note receivable charged
   to compensation expense .....................         --           --           --           --
Net income .....................................         --           --           --           --
                                                      -------      -------    ---------      -------
Balances at December 31, 1994 ..................      203,580      203,580    7,137,143      407,800
Stock issued to Directors ......................         --           --         27,366         --
Options exercised under stock
   option plan .................................         --           --         44,800         --
Conversion of subordinated
   debentures ..................................         --           --        382,004         --
Rights offering to common
   shareholders ................................         --           --      3,238,857         --
Net loss                                                 --           --           --           --
                                                      -------      -------    ---------      -------
Balances at December 31, 1995 ..................      203,580   $  203,580   10,830,170   $  407,800
                                                      =======      =======   ==========      =======



          See accompanying notes to consolidated financial statements.


                                      F-6.1

                              WASTE RECOVERY, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                  Years ended December 31, 1995, 1994 and 1993



                                          Additional                                       Note           Total
                                           Paid-In       Accumulated      Treasury    Receivable for   Stockholders'
                                           Capital         Deficit          Stock       Stock Sold    Equity/(Deficit)
                                           -------         -------          -----       ----------    ----------------
Balances at December 31, 1992 ......   $  9,699,477    $(10,477,026)   $    (73,880)   $    (15,000)   $   (225,049)
Stock issued to Directors ..........         49,450            --              --              --            49,450
Options exercised under incentive
   stock option plan ...............            780            --              --              --               780
Reduction in note receivable charged
   to compensation expense .........           --              --              --             7,500           7,500
Net loss ...........................           --          (195,613)           --              --          (195,613)
                                          ---------     -----------         -------         -------        --------
Balances at December 31, 1993 ......      9,749,707     (10,642,639)        (73,880)         (7,500)       (362,932)
Conversion of Waste Recovery
   Partners, Ltd. interests ........        807,900            --              --              --           807,900
Stock issued to Directors ..........          6,000            --              --              --             6,000
Options exercised under incentive
   stock option plan ...............          2,885            --              --              --             2,885
Options exercised by financial
   advisors ........................        186,910            --              --              --           186,910
Reduction in note receivable charged
   to compensation expense .........           --              --              --             7,500           7,500
Net income
                                               --           610,556            --              --           610,556
                                          ---------     -----------         -------         -------        --------
Balances at December 31, 1994 ......     10,753,402     (10,032,083)        (73,880)           --         1,258,819
Stock issued to Directors ..........         15,900            --              --              --            15,900
Options exercised under stock
   option plan .....................         11,648            --              --              --            11,648
Conversion of subordinated
   debentures ......................        334,252            --              --              --           334,252
Rights offering to common
   shareholders ....................      2,205,208            --              --              --         2,205,208
Net loss ...........................           --          (926,821)           --              --          (926,821)
                                          ---------      ----------         -------         -------        --------
Balances at December 31, 1995 ......   $ 13,320,410    $(10,958,904)      $ (73,880)           --      $  2,899,006
                                       ============    ============       =========         =======    ============

          See accompanying notes to consolidated financial statements.


                                      F-6.2

                              WASTE RECOVERY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1995, 1994 and 1993

                                                                1995          1994           1993
                                                                ----          ----           ----
Cash flows from operating activities:
     Net income (loss) ................................   $  (926,821)   $   610,556    $  (195,613)
     Adjustments to reconcile net income (loss) to net
        cash provided by operating activities:
            Charge-off of other receivables ...........        28,582           --             --
            Depreciation and amortization .............     1,515,759      1,149,878      1,298,068
            (Gains) losses on sales of property and
               equipment ..............................       (24,706)      (165,978)           169
            Amortization of goodwill ..................        41,164           --             --
            Deferred income taxes .....................          --         (447,543)          --
            Interest imputed on discounted note payable        13,508           --             --
            Minority interest in income of partnership           --             --           87,617
            Equity in loss from partnership operations        335,176         20,260           --
            Stock issued to Directors .................        12,000           --             --
     Changes in assets and liabilities:
            Accounts receivable .......................       143,420     (1,002,815)      (362,619)
            Note and other receivables ................          --         (401,816)          --
            Inventories ...............................      (663,057)      (721,117)      (671,771)
            Other current assets ......................       107,163        (11,591)       (22,561)
            Other assets ..............................        75,157        (31,736)        21,451
            Accounts payable ..........................      (387,772)     1,019,420        626,158
            Payable to affiliate ......................       (25,846)        81,083           --
            Accrued liabilities .......................       (45,920)       301,566        171,912
            Deferred revenue ..........................       289,814        (45,000)          --
                                                            ---------       --------       --------
               Net cash provided by operating activities      487,621        400,167        907,811
                                                            ---------       --------       --------
Cash flows from investing activities:
     Proceeds received on note and other receivables ..       490,320        100,000           --
     Proceeds from sales of property, plant and
        equipment .....................................        78,000        205,737          6,131
     Purchases of property, plant and equipment .......    (1,681,169)      (804,790)      (473,850)
     Cash placed in restricted accounts ...............      (530,200)      (238,400)       (32,585)
     Cash payments out of restricted accounts .........        38,686         90,000         75,000
     Purchase of Domino Salvage, Tire Division, Inc.,
        net of cash received of $16,165 ...............      (170,019)          --             --
     Investment in Waste Recovery - Illinois ..........          --         (328,721)      (100,338)
                                                           ----------       --------       --------
               Net cash used by investing activities ..    (1,774,382)      (976,174)      (525,642)
                                                           ----------       --------       --------

Cash flows from financing activities:
     Proceeds from issuance of notes payable ..........        64,764        242,673        247,850
     Payment of notes payable .........................      (206,734)      (223,091)      (197,775)
     Proceeds from issuance of long-term debt .........        88,230         95,637           --
     Repayment of long-term debt ......................      (297,013)      (198,591)      (212,130)
     Repayment of capital lease obligations ...........      (117,798)      (175,262)      (119,987)
     Issuance of convertible subordinated debentures ..          --          800,000           --
     Proceeds from issuance of common stock ...........     2,220,756        155,795         42,320
     Cash distributions to minority interest ..........          --             --          (81,551)
                                                           ----------       --------       --------
               Net cash provided (used) by financing
                  activities ..........................     1,752,205        697,161       (321,273)
                                                           ----------       --------       --------
Net increase in cash and cash equivalents .............       465,444        121,154         60,896
Cash and cash equivalents at beginning of year ........       261,118        139,964         79,068
                                                           ----------       --------       --------
Cash and cash equivalents at end of year ..............   $   726,562    $   261,118    $   139,964
                                                          ===========    ===========    ===========


          See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.

                   Notes to Consolidated Financial Statements

                                December 31, 1995


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

    (a)   Organization and Operations

          Waste Recovery, Inc. (the Company or WRI) is a tire recovery company that specializes in processing scrap tires into a refined fuel supplement more commonly referred to as tire-derived fuel (TDF). The Company generates income from the sale of TDF and from tipping fees charged for the disposal of tires.

          The Company is incorporated in the State of Texas and has its headquarters in Dallas, Texas. The operating plants are in Portland, Oregon; Houston, Texas; Atlanta, Georgia; and Conshohocken, Pennsylvania.

          The Company entered into an agreement as of November 29, 1993, to form a joint venture in a partnership, Waste Recovery - Illinois, an Illinois general partnership (Illinois partnership), in which it has a 45% ownership interest. Riverside Caloric Company, an Indiana corporation, has a 55% ownership in this Illinois partnership.

          On March 21, 1995, the Company acquired 100% of the outstanding stock of Domino Salvage, Tire Division, Inc. (Domino), a scrap tire recycling company located in Conshohocken, Pennsylvania, a suburb of Philadelphia (see note 2).

    (b)   Principles of Consolidation

          For 1995, the consolidated financial statements include the financial statements of Domino Salvage, Tire Division, Inc., a wholly-owned subsidiary of the Company, which was purchased on March 21, 1995 (see note 2). The 1995 consolidated financial statements include the operations of Domino for the period March 21, 1995 through December 31, 1995.

          For 1993, the consolidated financial statements included the financial statements of Waste Recovery, Inc. and Waste Recovery Partners, Ltd. in which the Company owned a 65% interest. References in the 1993 consolidated financial statements to minority interest pertain to the other 35% owner (see note 13).

          Effective January 1, 1994, the limited partners of Waste Recovery Partners, Ltd. converted their limited partnership interests into 2.6 million unregistered shares of WRI common stock. Due to this conversion, the operations of Waste Recovery Partners, Ltd. became wholly-owned by the Company. The 1994 consolidated financial statements reflect the operations of the combined entities.

          All significant intercompany balances and transactions have been eliminated in consolidation. The Company's investment in and earnings or losses from Waste Recovery - Illinois are accounted for by the equity method (see note 9).

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    (c)   Cash and Cash Equivalents

          The Company considers all unrestricted cash and highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

    (d)   Inventories

          Parts inventory represents primarily the cost of the grinder knives and machinery parts used in the TDF manufacturing process. These inventories are stated at cost (first-in, first-out) and are depreciated over the useful lives of these parts, generally six to eighteen months. TDF inventory is stated at the lower of cost or market. Cost is determined using a weighted average cost method.

    (e)   Property, Plant and Equipment

          Property, plant and equipment are stated at cost. Property and equipment under capital leases are stated at the lower of the present value of minimum lease payments or fair value of the asset at the inception of the lease.

          Depreciation of property, plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets (generally three to ten years). Property, plant and equipment held under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

    (f)   Bond Issuance Costs

          Bond issuance costs are recorded at cost and amortized over the life of the associated debt using the effective interest method.

    (g)   Goodwill

          The Company assesses the recoverability of goodwill by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on the estimated fair value of the operation. Goodwill associated with the purchase of Domino (see note 2) is being amortized on a straight-line basis over ten years.

    (h)   Other Assets

          Patents, which are included in other assets, are recorded at cost and amortized over a fifteen-year period using the straight-line method. Also included in other assets as of December 31, 1994 is the noncurrent portion of a note receivable, which approximates $87,000 at December 31, 1994, and which was received in full in 1995 (see note
          3).

    (i)   Income Taxes

          The Company utilizes the asset and the liability method of accounting for income taxes which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial carrying amounts and the tax bases of assets and liabilities.

    (j)   Net Income (Loss) Per Common Share

          Net income or loss per common share is computed on the weighted average number of common shares and dilutive common equivalent shares outstanding each year. Outstanding stock options, warrants, and conversion rights are common stock equivalents but are excluded in 1995 and 1993 from the calculation of loss per common share since the effect would be antidilutive. Primary and fully diluted earnings per share are the same in 1994.

          Net income or loss is adjusted by the effect of undeclared dividends on preferred stock of $142,506, $142,502, and $142,502 for the years ended December 31, 1995, 1994 and 1993, respectively. The effect was to: (1) increase the net loss per common share by .01 in 1995; (2) reduce the net income per common share by .02 in 1994; and (3) increase the net loss per common share by .03 in 1993.

    (k)   Statements of Cash Flows

          The Company paid $469,903, $377,558, and $370,888 for interest in 1995, 1994 and 1993, respectively. No federal income taxes were paid during 1995, 1994 or 1993. See note 20 for further information on noncash transactions.

    (l)   Recent Accounting Pronouncements

          In 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and Statement No. 123, "Accounting for Stock-Based Compensation." Both statements are required for adoption in 1996.

          Statement No. 121 requires the review of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

          An impairment loss will be recognized if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset. The amount of the impairment loss will be measured as the difference between the carrying amount of the asset and its estimated fair value. The Company will adopt this statement in 1996 and does not anticipate its adoption to be material to the consolidated financial statements.

          Statement No. 123 establishes accounting and reporting standards for various stock-based compensation plans. Statement No. 123 encourages the adoption of a fair value based method of accounting for employee stock options, but permits continued application of the accounting method prescribed by Accounting Principle Board Opinion No. 25 (Opinion 25), "Accounting for Stock Issued to Employees." Entities that continue to apply the provisions of Opinion 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company will adopt Statement No. 123 in 1996 and currently expects to continue to account for its employee stock options in accordance with Opinion 25.

    (m)   Reclassifications

          Certain prior year amounts have been reclassified to conform with the current year presentation.

(2) ACQUISITION OF SUBSIDIARY
    -------------------------

          On March 21, 1995, WRI acquired 100% of the outstanding stock of Domino Salvage, Tire Division, Inc., (Domino), a scrap tire recycling company located in Conshohocken, Pennsylvania, a suburb of Philadelphia. WRI invested approximately $500,000 during 1995 into Domino to bring Domino's scrap tire recycling capacity up to 5 million passenger tire equivalents (PTE's) per year. Reconstruction of the plant was completed in late 1995, and the plant became fully operational in early 1996.

          The acquisition was accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. The results of operations of Domino have been included in the Company's consolidated statements of operations from the date of acquisition through December 31, 1995.

         A summary of the assets acquired and liabilities assumed follows:

             Current assets .........................   $ 134,996
             Plant, property and equipment ..........     650,765
             Debt and notes payable .................    (368,149)
             Accounts payable and accrued liabilities     (96,452)
                                                        ---------
                                                        $ 321,160
                                                        =========

          The following unaudited pro forma summary presents the consolidated result of the Company's operations as if the acquisition had occurred at the beginning of the periods presented. The information does not purport to be indicative of the results that actually would have been obtained if the operations were combined during the periods presented and is not intended to be a projection of future results or trends.


                                      For the year ended      For the year ended
                                       December 31, 1995       December 31, 1994
                                          Unaudited                Unaudited
                                          ---------                ---------
            Revenues ................   $ 14,370,000             $  9,600,000
                                        ============             ============
            Net income (loss) .......   $   (960,000)            $    560,000
                                        ============             ============
            Earnings (loss) per share   $       (.10)            $        .05
                                        ============             ============

          The Company purchased Domino for approximately $867,000, including legal costs, with an initial cash payment to the former shareholders of $100,000. The Company is withholding an additional $50,000, payment of which is contingent upon certain events being resolved. The remaining payments will be made as follows:

                                1996   $ 66,664
                                1997    358,336
                                1998    275,000
                                        -------
                                       $700,000
                                       ========

          Effective March 21, 1996, this note was modified to commence monthly installment payments on September 21, 1996, in the amount of $16,666 per month for twelve consecutive months. The second and third installments of $225,000 and $275,000, respectively, are to remain due on March 21, 1997 and 1998, respectively. Accrued interest as of March 21, 1996, is to be paid with one payment of $30,000 in March 1996, followed by monthly payments of $4,222 plus interest at prime plus 1% beginning April 21, 1996, and continuing through December 21, 1996. The sum of payments is subject to certain cash flow calculations which may cause larger payments beginning as of June 30, 1996. This note bears interest at the rate of 1% over prime and the note is secured by the assets and the stock of Domino (included in note 12). The new terms of the modified agreement are reflected in the above remaining payments schedule. The acquisition also includes a five-year employment agreement with the former President and owner of Domino.

(3) NOTE AND OTHER RECEIVABLES
    --------------------------

          During 1994, the Company sold equipment for $300,000 and recognized a gain of $90,078. The terms of the sale included a down payment of $100,000, followed by a $75,000 payment due March 10, 1995, with the remaining $125,000 to be paid over a two-year term beginning April 10, 1995. The current portion ($113,000) of the note was included in the note and other receivables account and the noncurrent portion ($87,000) was included in other assets as of December 31, 1994. The debtor remitted the full amount owed on this note during 1995.

          Also included in the note and other receivables account at December 31, 1994, was a $402,000 receivable from an insurance company for property damage and business interruption insurance related to the Baytown fire (see note 19). The Company received approximately $300,000 of this amount in January 1995, then received a final payment in August 1995. A difference of $28,582 is included in other income (expense) as a charge for the year ended December 31, 1995.

(4) INVENTORIES
    -----------

         Inventory components at December 31, 1995 and 1994 are as follows:

                                                1995      1994
                                                ----      ----
               Manufactured fuel inventory   $228,303   $303,764
               Work in progress ..........     12,324    171,176
               Parts inventory ...........    405,024    325,865
                                             --------   --------
                                             $645,651   $800,805
                                             ========   ========

(5) OTHER CURRENT ASSETS
    --------------------

         Other current assets at December 31, 1995 and 1994 are as follows:


                                           1995       1994
                                           ----       ----
                    Prepaid insurance   $ 94,395   $211,982
                    Other ...........     55,517     31,783
                                        --------   --------
                                        $149,912   $243,765
                                        ========   ========

(6) PROPERTY, PLANT AND EQUIPMENT
    -----------------------------

          Property, plant and equipment at December 31, 1995 and 1994 are summarized as follows:

                                                 1995          1994
                                                 ----          ----
           Land ........................   $   574,280   $   574,280
           Buildings ...................        50,145          --
           Tire processing equipment ...     7,049,520     6,472,306
           Hauling equipment ...........     1,047,327       743,507
           Metering units ..............       340,338       287,164
           Shop tools and yard equipment       341,981       159,097
           Furniture and fixtures ......       207,661       139,897
           Leasehold improvements ......     1,467,722       889,730
           Construction in progress ....       621,281       176,191
                                           -----------   -----------
                                           $11,700,255   $ 9,442,172
                                           ===========   ===========

(7) LEASES
    ------

          The Company leases certain property and equipment under capital leases and certain other property and equipment is leased under noncancelable operating leases which expire over the next five years. Property and equipment include the following amounts for capital leases at December 31, 1995:

                                               1995          1994
                                               ----          ----
            Hauling equipment ...........   $ 282,462    $ 358,524
            Tire processing equipment ...     107,574      109,983
            Furniture and fixtures ......      66,204       19,033
                                            ---------    ---------
                                              456,240      487,540
            Less accumulated depreciation    (130,040)    (154,018)
                                            ---------    ----------
                                            $ 326,200    $ 333,522
                                            =========    =========

          A summary of the minimum rental commitments under noncancelable operating leases and the present value of future minimum capital lease payments as of December 31, 1995 is as follows:


                                                                  Capital             Operating
                                                                  Leases                Leases
                                                                  ------                ------
                 Year ending December 31:
                      1996                                       $108,370              $240,701
                      1997                                       103,569               214,722
                      1998                                        79,269               168,795
                      1999                                        16,719               140,857
                      2000                                         7,847                47,407
                      Thereafter                                    -                  176,000
                                                                --------              --------
                                                                 315,774              $988,482
                                                                                      ========
                      Less: amount representing interest          43,554
                                                                --------
                      Present value of minimum lease payments   $272,220
                                                                ========

          Total rent expense for operating leases for the years ended December 31, 1995, 1994 and 1993 was $813,397, $696,750, and $506,513,
          respectively.

(8) RESTRICTED CASH
    ---------------

          Under terms of various debt agreements (see note 12), the Company is required to maintain cash balances which have certain withdrawal restrictions. Amounts on deposit at December 31, 1995 and 1994 consisted of certificates of deposit or money market accounts as follows:
                                                                       Release
                                                 1995      1994         Date
                                                 ----      ----         ----

    Plant financing debt reserve ..........   $390,000   $390,000       2007
    Secured operating permits .............     93,853     98,939        --
    Repair and maintenance fund ...........     14,182     17,582       2007
    Security for Illinois debt (see note 9)    500,000       --          --
                                              --------   --------
                                              $998,035   $506,521
                                              ========   ========

          Pursuant to provisions in the loan agreement, funds were disbursed from the repair and maintenance fund in 1995 and 1994.

          In connection with the guaranty by the Company of the bonds sold by Waste Recovery - Illinois in September 1994, certain holders of long-term debt of the Company required that an additional $195,000 of collateral be placed in the plant financing debt reserve. The Company utilized some of the funds obtained from the private placement of its convertible subordinated debentures for this purpose (see note 11). The Company was also required to provide to these debt holders an additional lien of $600,000 on its Portland facility.

(9) INVESTMENT IN WASTE RECOVERY - ILLINOIS
    ---------------------------------------

          Waste Recovery - Illinois was formed to jointly build and operate two tire-derived fuel processing facilities in Dupo and Marseilles, Illinois. The facilities cost approximately $5 million each and began operation in late 1995. Waste Recovery - Illinois has a five year contract to supply Illinois Power Company with 60,000 tons of TDF annually which represents 50% of the facilities' estimated production capacity.

          Waste Recovery - Illinois completed the sale of $8.875 million in solid waste disposal revenue bonds as of September 27, 1994. The proceeds of the bonds were used to finance the construction of the two facilities. The Company is guarantor on the bonds and, as manager of the Illinois partnership, is subject to receive administrative fees of $4,000 per month plus a management fee based on net income, as defined. During 1995, the Company collected $12,000 in such fees as both plants were operational in October 1995.

          At December 31, 1994, the Company's investment in the Illinois partnership included costs and expenses incurred by WRI which were not reimbursable to the Company under the terms of the Illinois partnership agreement. Also, under the equity method of accounting, the Company recognized $322,630 and $20,260 as losses from partnership operations for the years ended December 31, 1995 and 1994, respectively. No income or loss from partnership operations was incurred for 1993.

          At December 31, 1995 and 1994, the Company's investment in the Illinois partnership includes $258,680 and $61,882, respectively, in inventories which were transferred to the Partnership at cost.

          Riverside Caloric Company (RCC) contributed $2 million and the Company contributed a license of its technology and assigned the Illinois partnership all of its right, title and interest in a five-year contract with Illinois Power Company. The Company received $750,000 upon reaching certain performance objectives for the construction of equipment used by the Illinois partnership upon the startup of the facilities. Fifty-five percent of this fee, representing the percentage of the Illinois partnership not owned by the Company, is being recognized in other income for the year ended December 31, 1995. The remaining 45% has been recorded as deferred revenue to be recognized such that it will offset the Company's interest in the excess depreciation expense recorded by the Partnership related to this portion of the cost of the plants. Of the $750,000 received, $500,000 of it is restricted until certain criteria regarding cash flow before debt service, as defined, is attained for successive years, as defined.

          Profits, losses and credits of the Illinois partnership are basically allocated in accordance with the partners' percentage interests, except that net capital event proceeds, as defined, shall be distributed to the partners first, 100% to RCC until it has received $2,000,000 of distributions, and second, 100% to the Company until it has received $2,000,000 of distributions. Thereafter, any remaining balance is distributed in accordance with the percentage interests.

          The Company has the option to purchase a portion of RCC's partnership interest in the Illinois partnership to reduce RCC's interest to 50% at specified dates throughout the first five years of operations. The Company also has the option to purchase all of RCC's interest based upon certain defined criteria after four years of operations. RCC has the option to require the Company to purchase RCC's entire partnership interest for a purchase price, as defined. This option may be exercised at any time on or after the third anniversary of the operating date and prior to the fifth anniversary of the operating date.

(10)NOTES PAYABLE
    -------------

          The Company finances insurance premiums under note agreements providing for fixed monthly principal and interest payments due over terms not to exceed nine months. Balances outstanding under such note agreements aggregated $28,945 and $121,757 at December 31, 1995 and 1994, respectively. Included in notes payable at December 31, 1994 is $25,000 due to an individual and $22,050 due officers of the Company, all of which were paid in full in 1995. In addition, the Company also had $2,108 remaining on a note payable to a bank at December 31, 1994 for a vehicle.

          With the acquisition of Domino (see note 2), the Company assumed debt to an affiliate of Domino in the original amount of $180,095. The terms of this note provide for interest and principal to be deferred until January 1, 1998, at which time monthly principal and interest payments are to be made at prime over a two-year term. Consequently, this note has been recorded as of March 21, 1995 (acquisition date) at its present value of $130,569, discounted at a rate of ten percent.

(11)CONVERTIBLE SUBORDINATED DEBENTURES
    -----------------------------------

          Effective September 30, 1994, the Company privately placed with accredited investors and certain shareholders $800,000 of 10% convertible subordinated debentures due March 15, 1996. The debentures are convertible at the option of the registered holders in minimum amounts of $10,000 at any time prior to maturity at the rate of one share of common stock for each $.875 in debenture principal and accrued interest amount. The indebtedness evidenced by the debentures is subordinate to all senior indebtedness of the Company and is unsecured. As of December 31, 1994, none of these debentures had been converted.

          In conjunction with the Rights Offering (see note 16) in June 1995, $265,000 of the subordinated convertible debentures, plus accrued interest of $17,951, were converted at the rate of $.875 per share into 323,373 shares of common stock. At the first interest payment date, September 15, 1995, the remaining debenture holders elected to convert interest due on the debentures in the amount of $51,301 to 58,631 shares of common stock.

          As of the original maturity date, March 15, 1996, $40,000 of the debentures plus interest of $1,995 were converted at the rate of $.875 per share into 47,994 shares of common stock; $85,000 plus interest of $4,238 of the debentures were converted into cash; an unaffiliated individual purchased $85,000 in debentures under the exchange terms; and the remaining $410,000 in debentures were exchanged for new debentures which carry an interest rate of 18% and mature on January 31, 1997. Other terms and conversion privileges are the same as in the original debentures. Consequently, as of December 31, 1995, $40,000 of the debentures are recorded in current liabilities and $495,000 are recorded in noncurrent liabilities in the accompanying 1995 balance sheet.

(12)LONG-TERM DEBT
    --------------

    Long-term debt at December 31, 1995 and 1994 consisted of the following:


                                                                                     1995               1994
                                                                                     ----               ----
           10.5% note payable to corporation; due on various dates through
                December 2007; interest payable monthly                           $1,635,000         $1,700,000
           Prime plus 1% note payable to bank; due December 2004,
                guaranteed by Goodyear Tire & Rubber Company; principal
                and interest payable monthly<F1>                                   1,128,329          1,200,000
           7.6% note payable to Small Business Administration; due
                May 2001; principal and interest payable monthly                     248,554            284,204
           Prime plus 1% note payable to former Domino shareholders;
                payments due beginning September 1996 (see note 2); due
                March 1998                                                           700,000                  -
           Prime plus 1% note payable to bank; due July 1998; principal of
                $5,917 plus interest due monthly                                     183,418                  -
           13.25% notes payable to financial institution; due September
                1997; principal and interest payable monthly                          66,103                  -
           7.9% note payable to financial institution; due November
                1997; principal and interest payable monthly                          45,749             72,973
           10.5% note payable to financial institution; due August
                1997; principal and interest payable monthly                          11,775             17,898
           12% note payable to corporation; paid in full in 1995                           -             13,540
           8.5% note payable to bank; paid in full in 1995                                 -              1,515
                                                                                   ---------          ---------
                                                                                   4,018,928          3,290,130
           Less:
                Current installments of long-term debt                               427,552            224,683
                                                                                   ---------          ---------
           Long-term debt                                                         $3,591,376         $3,065,447
                                                                                  ==========         ==========

<F1> As of  February  29,  1996,  this  note was  transferred  to  another bank;
     principal of $10,000 plus interest is payable monthly; the term and guarantor remain unchanged. The interest rate is prime less .5%. Current and long-term portions of debt have been reclassified to represent the new debt agreement.

          Debt is secured by substantially all of the Company's accounts receivable, inventories and property, plant and equipment and $390,000 of the restricted cash accounts.

 The aggregate maturities of long-term debt at December 31, 1995 are as follows:

                   Year ending December 31:
                              1996            $  427,552
                              1997               729,701
                              1998               571,454
                              1999               268,427
                              2000               282,281
                            Thereafter         1,739,513
                                               ---------
                                              $4,018,928
                                              ==========

(13)MINORITY INTEREST IN CONSOLIDATED PARTNERSHIP
    ---------------------------------------------

          During 1993, the Company owned a 65% interest in Waste Recovery Partners, Ltd. (Partnership). The minority interest owner was KCT Associates, Ltd., an investment limited partnership (KCT), which owned 35% of the Partnership. The Partnership owned the TDF production plant in Portland, Oregon, and the Company acted as manager and general partner of the Partnership for management and profit incentives of $4,000 per month and 5% of partnership income, respectively.

          Effective January 1, 1994, KCT converted its limited partnership interests in the Partnership into 2.6 million unregistered shares of the Company's common stock which equated to approximately 35% of the fully diluted outstanding common stock at the time of the conversion. Due to this conversion, the operations of the Partnership became wholly-owned by the Company. The 1994 consolidated financial statements reflect the operations of the combined entities. KCT's 35% interest is reflected in the 1993 consolidated financial statements as minority interest.

(14)INCENTIVE STOCK OPTION PLAN, RESTRICTED STOCK PURCHASE PLAN AND WARRANTS
    ------------------------------------------------------------------------

          In 1989,  the Company  adopted the 1989 Stock Plan for employees  (the
          Plan). The purpose of the Plan is to provide certain key employees of the Company with a proprietary interest in the Company through the granting of options, restricted stock or other stock rights. The Company has reserved 1,550,000 shares of common stock for issuance upon exercise of such options and rights issued pursuant to this Plan.

          The terms and amounts of options are determined by the Board of Directors. The Plan provides that option prices will be no less than 50% (or 100% depending on the type of option) of the fair market value per share at the grant date. The aggregate fair market value of common stock underlying an incentive stock option determined at the date of the grant shall not exceed $100,000 in the year in which the options are first exercisable.

          Shares of common stock issued under the Plan as restricted stock are determined by the Board of Directors. Restrictions, including forfeiture provisions and consideration for issuance of such shares, are determined by the Board of Directors. The consideration to be received by the Company for issuance of such restricted stock shall be no more than 50% of the fair market value at the date of the grant.

          The Plan also provides that the Board of Directors may grant stock appreciation rights (SARs) entitling the grantee, upon exercise of such rights, to receive cash from the Company equal to the increase of the fair market value of the common stock of the Company times the number of units of SARs exercised subsequent to the date of grant. As of December 31, 1995, no restricted stock or SARs had been granted.

          The terms of the grants, including the grantees, are administered by a Stock Option Committee which was formed by the Board of Directors.

          The stock options and warrants indicated above and on the following pages were granted at the market price at the date of grant.

          Stock option transactions for the Plan are summarized below:

                                                    Number of        Exercise
                                                     Shares            Price
                                                     ------            -----
Outstanding and exercisable at December 31, 1992    256,000       $.26 to $1.19
Granted during year ............................    180,500       $.75 to $1.57
Exercised during year ..........................     (3,000)              $ .26
Canceled during year ...........................   (116,100)      $.26 to $1.55
                                                   --------       -------------
Outstanding and exercisable at December 31, 1993    317,400       $.26 to $1.57
Exercised during year ..........................     (3,500)      $.26 to $1.19
Canceled during year ...........................     (3,000)              $1.19
                                                     ------       -------------
Outstanding and exercisable at December 31, 1994    310,900       $.26 to $1.19
Granted during year ............................    260,000       $.98 to $1.41
Exercised during year ..........................    (44,800)              $ .26
Canceled during year ...........................    (20,000)      $.26 to $1.19
                                                    -------       -------------
Outstanding at December 31, 1995 ...............    506,100       $.26 to $1.57
                                                    =======       =============
Exercisable at December 31, 1995 ...............    261,100       $.26 to $1.57
                                                    =======       =============

          In 1990, the Company entered into an agreement with the Chairman of the Company's Board of Directors granting him options to purchase 200,000 shares of common stock at $.41 per share for a seven-year period ending April 3, 1997. Such options may only be exercised once the Company has achieved twelve months of profitability or in the event of a change in control. These options became exercisable in 1992 as the Company achieved twelve months of profitability. At December 31, 1995, none of the aforementioned options had been exercised.

          During 1988 and 1991, the Company granted nonqualified stock options to non-employee directors for continued service to the Company. Such options were exercisable through December 1993 and January 1996, respectively. Transactions related to these options are summarized below:

                                                  Number of      Exercise
                                                   Shares         Price
      Outstanding at December 31, 1992 ........    98,600    $ .26 to $1.55
      Granted during year .....................    10,000             $1.57
      Exercised during year ...................   (26,800)            $1.55
      Canceled during year ....................   (26,800)            $1.55
                                                  -------    --------------
      Outstanding at December 31, 1993 and 1994    55,000    $ .26 to $1.57
      Granted during year .....................    15,000             $1.41
      Exercised during year ...................   (15,000)            $ .26
                                                  -------    --------------
      Outstanding at December 31, 1995 ........    55,000    $ .26 to $1.57
                                                  =======    ==============

          No transactions occurred during the year ended December 31, 1994.

          At the 1992 Annual Meeting, the shareholders approved the 1992 Stock Plan for Non-Employee Directors. Pursuant to such plan, non-employee directors of the Company receive annually (1) after the annual meeting, a stock option to purchase 2,500 shares of common stock so long as the Company's net income for the fiscal year just ended improved over the prior year, and (2) in January, a common stock grant valued at $2,000 for service as a director if attendance criteria are met. Such plan terminates January 31, 2000 and 250,000 shares were reserved by the Company for grants thereunder. Under this plan, 12,366, 4,361 and 10,664 shares were issued for the years ended December 31, 1995, 1994 and 1993, respectively.

          In connection with the formation of Waste Recovery Partners, Ltd., the Company granted the general partner of KCT (see note 13) warrants to purchase 300,000 shares of common stock for investment banking services and 25,000 shares of common stock at $.01/share for financial advisory services. Both warrants were exercised in February 1994.

(15)STOCKHOLDERS' EQUITY
    --------------------

          In 1990, the Company issued 203,580 shares of 7% cumulative preferred stock redeemable at the Company's option for $10 per share. No dividends were declared or paid on such preferred stock in 1995, 1994 or 1993. Accordingly, dividends in arrears on cumulative preferred stock aggregated $795,829 at December 31, 1995 which represents $3.91 per share of such stock outstanding. Dividends on cumulative preferred stock have been added to net loss or deducted from net income for purposes of computing per common share amounts.

(16)RIGHTS OFFERING
    ---------------

          Waste Recovery, Inc. completed a rights offering on June 26, 1995, which distributed nontransferable subscription rights to eligible stockholders, as defined, to subscribe for the Company's common stock at an offering price of $.75. This "Rights Offering" raised approximately $2.2 million in capital, which is being utilized for specific equipment improvements at each of the Company's facilities, including Domino. The Company issued 3,238,857 shares of common stock with this rights offering.

(17)RELATED PARTY TRANSACTIONS
    --------------------------

          The Company received fees of $535,000 in 1995, $556,000 in 1994, and $515,000 in 1993 for accepting and hauling scrap tires from a significant stockholder.

          In 1994 and 1993, in lieu of directors' fees, 4,361 and 10,664 shares of the Company's common stock were issued to the outside directors, respectively. In 1995, the outside directors received $36,000 ($6,000 each) as compensation for services, $6,000 ($1,000 each) for attendance at Board of Directors meetings, and a total of 12,366 shares of common stock as described in note 14.

          The Company incurred $60,000 in consulting fees to certain directors for assistance with the sale of the Waste Recovery - Illinois bonds, which was recorded in 1994 and paid in 1995.

          Included in accounts payable at December 31, 1995 and 1994, is $55,237 and $81,083 due to Waste Recovery - Illinois, respectively. During 1995, the Company disposed of approximately 7,514 tons of tires at the Partnership's Dupo, Illinois plant and incurred disposal fees to the partnership in the amount of $336,382.

(18)INCOME TAXES
    ------------

          Upon adoption of FAS 109 at January 1, 1993, a gross deferred tax asset of approximately $2,889,000 was recorded which primarily related to the future tax benefits of net operating loss carry forwards of approximately $6,200,000 which expire in 2000 - 2005 and excess book over tax depreciation. Should certain changes occur in the Company's ownership, there could be an annual limitation on the amount of net operating loss available to offset taxable income. Upon adoption, the Company believed that it was more likely than not that a significant portion of the deferred tax asset would not be realizable and recorded a valuation allowance of approximately $2,807,000 against the deferred tax assets. The deferred tax assets were considered realizable only to the extent they offset deferred tax liabilities on that date of approximately $82,000. The Company had no deferred tax assets or liabilities previously recorded. Accordingly, there was no cumulative effect adjustment for the adoption of FAS 109.

          For the year ended December 31, 1994, the Company adjusted its gross deferred tax asset, including a reduction in the valuation allowance of $508,761, which reflected the expected utilization of the net operating loss carry forwards that were previously expected to expire unutilized. The net operating loss carry-forwards were expected to be utilized based on projected taxable income in 1995 from a significant nonrecurring gain on the sale of equipment to Waste Recovery - Illinois together with projected positive results from operations. The net change in the deferred tax asset of $447,543 represented a tax benefit for the year ended December 31, 1994.

          The deferred tax asset recorded at December 31, 1995, is based on a net operating loss carry-forward expected to be utilized based on projected positive results.

          The provision (benefit) for income taxes consists of the following components for the year ended December 31:

                                        1995      1994      1993
           Current:
                    Federal .........   $--       $--       $--
                    State ...........    --        --        --
                                        -----    -----    -----
                        Total current    --        --        --
                                        -----    -----    -----
           Deferred:
                Deferred taxes ...... 284,862    61,218      --
                Deferred tax asset
                 valuation allowance (284,862) (508,761)     --
                                     --------  --------   -----
           Total deferred ...........$   --   $(447,543)  $  --
                                     ========  ========   =====

          Total income tax expense (benefit) differs from the amount computed by applying the U.S. federal income tax rate of 34% to income before income taxes for the following reasons:

                                                          1995          1994         1993
                                                          ----          ----         ----
U.S. federal income tax, at statutory rates ........   $(315,119)   $  55,424    $ (66,508)
Penalties ..........................................      20,216       13,418         --
Amortization of goodwill ...........................      13,996
Deferred tax assets deemed not realizable ..........        --           --         65,697
Change in valuation allowance ......................     284,862     (508,761)        --
Other ..............................................      (3,955)      (7,624)         811
                                                       ---------     --------      -------
                                                       $    --      $(447,543)   $    --
                                                       =========     ========      =======

          The deferred tax assets (liabilities) are comprised of the following at December 31, 1995 and 1994:


                                                                       1995           1994
                                                                       ----           ----
Deferred tax assets:
     Net operating loss carry forwards ........................   $ 2,451,107    $ 2,283,392
     Depreciation .............................................       361,297        408,337
     Deferred grant revenues ..................................       106,188           --
     Accruals for financial reporting purposes currently not
        deductible for tax ....................................        48,527         33,525
     Capitalization of general and administrative costs for tax        16,505        171,490
     Carrying differences for investment in Illinois ..........       114,814           --
     Other                                                              9,924           --
                                                                   ----------     ----------
Gross deferred tax asset ......................................     3,108,362      2,896,744
Valuation allowance ...........................................    (2,660,819)    (2,375,957)
                                                                   ----------     ----------
                                                                      447,543        520,787
                                                                   ----------     ----------
Deferred tax liabilities:
     Book/tax difference on asset sale ........................          --          (73,244)
     Other                                                               --             --
                                                                   ----------     ----------
Gross deferred tax liabilities ................................          --          (73,244)
                                                                   ----------     ----------
Net deferred tax asset ........................................   $   447,543    $   447,543
                                                                   ==========     ==========

          As of December 31, 1995, the Company has approximately $6 million in net operating loss carry forwards to be utilized in various amounts through the year 2010.

(19)INVOLUNTARY CONVERSION OF ASSETS
    --------------------------------

          On August 7, 1994, the Baytown (outside Houston, Texas) plant sustained substantial damage due to a fire. Consequently, the plant's operations were shut down from that time until the last week of December 1994. During this period, the plant incurred a major renovation and clean-up. This involuntary conversion of assets has been recognized in the year ending December 31, 1994, as follows:


          Net insurance proceeds received on property ...   $ 372,137
               Net book value of property destroyed .....      (8,750)
                                                            ---------
               Gain on involuntary conversion of property     363,387
               Estimated insurance proceeds from business
                  interruption insurance ................     120,000
               Cost incurred in clean-up and remediation     (669,629)
                                                            ---------
          Net loss on involuntary conversion of assets ..   $(186,242)
                                                            =========

          The renovation of the Baytown plant was completed in late December 1994. The cost of the renovation is included in plant, property and equipment in the amount of $263,035 at December 31, 1994.

          The Company applied for business interruption insurance to cover the loss of operating revenues during the time the plant was shut down. The claim was not processed until the fall of 1995; of the $120,000 recorded as receivable in the accompanying 1994 financial statements, only $91,418 was received and the difference of $28,582 was recorded as an expense during 1995.

(20)NONCASH TRANSACTIONS
    --------------------

          During 1995, the Company had the following noncash transactions which have been excluded from the statements of cash flows:

                                                                    Increase
                                                                   (Decrease)
                                                                   ----------
  Transfer of manufactured inventory to Illinois ...............   $(258,680)
  Investment in Illinois Partnership ...........................     258,680
  Additions of equipment under capital lease ...................    (141,553)
  New capital lease obligations ................................     141,553
  Convertible, subordinated debentures converted to common stock     265,000
  Interest on debentures converted to common stock .............      69,252
  Decrease in debentures payable ...............................    (265,000)
  Decrease in interest payable on debentures ...................     (69,252)
                                                                     -------
                                                                   $    --
                                                                     =======

          In addition to the above noncash transactions during 1995, see note 2 regarding the assets and liabilities acquired and the additional $700,000 in debt incurred with the acquisition of Domino.

          Capital lease obligations of $192,274 and $156,906 were incurred in 1994 and 1993, respectively, when the Company entered into leases for new machinery and equipment.

(21)BUSINESS AND CREDIT CONCENTRATIONS
    ----------------------------------

          The Company's customers are located throughout the United States. The Company derived revenues of $535,000, $556,000 and $515,000 during the years ended December 31, 1995, 1994 and 1993, respectively, for accepting and hauling scrap tires from a significant stockholder. Four additional customers accounted for significant Company sales for the years ended December 31:

                                 1995         1994          1993
             Customer one .   $2,999,000   $3,041,000   $     --
             Customer two .    1,604,000    1,566,000    1,138,000
             Customer three    2,221,000    1,506,000    1,762,000
             Customer four       832,000      750,000      679,000
                              ----------   ----------   ----------
             Total ........   $7,656,000   $6,863,000   $3,579,000
                              ==========   ==========   ==========

          In addition to these customers, which are all significant entities, the Company does business with a variety of companies with diverse credit risk. The Company does not generally require collateral or other security from its customers and has historically encountered very little loss on its receivables.

(22)PROFIT SHARING PLAN
    -------------------

          Effective January 1, 1995, the Company adopted the Waste Recovery, Inc., 401(k) Plan (the Plan), a defined contribution plan. Employees who have completed six months of service and have attained the age of twenty-one are eligible to become participants in the Plan. Participants may contribute up to 15% of their compensation, as defined, annually. Company contributions to the Plan are determined at the discretion of the Board of Directors. No contributions were made during the year ended December 31, 1995.

(23)LITIGATION AND CONTINGENCIES
    ----------------------------

          The Company is a party to certain lawsuits which are generally incidental to its business. Management does not believe the ultimate resolution of such matters will have a significant effect on the Company's financial position and, therefore, no liabilities have been recorded in the accompanying consolidated financial statements.

          Like other waste management companies, the Company's operations are subject to extensive and changing federal and state environmental regulations governing emissions into the atmosphere, wastewater discharges, solid and hazardous waste management activities and site restoration and abandonment activities. As of December 31, 1995, no such costs had been accrued and management does not believe the affects of the aforementioned activities will have a material effect on the Company's financial statements.

(24)FOURTH QUARTER ADJUSTMENTS
    --------------------------

          During the fourth quarter of 1995, several significant adjustments occurred which negatively impacted the Company's 1995 net loss. These are as follows:

(a) The Company was liable for a special clean-up project in Harris County, Texas as retribution for the fire in Baytown, Texas in 1994. This clean-up was performed in February 1996 and cost approximately $50,000 and was accrued for as of December 31, 1995.

(b) Inventory adjustments at year end for the Portland and Atlanta plants caused approximately $135,000 in write-offs and write-downs, respectively. The year end observation in Portland revealed a miscalculation of TDF yield, which generated a $100,000 downward adjustment in the amount of inventory on hand. Atlanta's pricing on TDF decreased between December 1995 and January 1996 by $7.00 per ton. To properly value inventory at the lower of cost or market, this caused a $35,000 write-down as of December 31, 1995.

(c) Other negative year end adjustments of approximately $100,000 were caused by identification of machinery previously disposed, accrual of sales commissions for TDF sales, and other adjustments of prepaids and accrued liabilities.

(25)DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
    -----------------------------------------------------

          The fair value of the Company's current assets, restricted cash and accounts payable approximates the recorded amounts because of the liquidity and short maturity of these instruments.

          It is not practicable to estimate the fair value of the Company's long-term debt as it is unique as a debt instrument for which there is no public market.

(26)SUBSEQUENT EVENTS
    -----------------

          On January 30, 1996, the Company advanced Waste Recovery - Illinois $500,000 for the Illinois partnership's February 1, 1996 debt payment. The loan was approved by the Executive Committee of the Illinois partnership. Terms of the note are in the process of being finalized and will be defined on an arm's length basis.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of Waste Recovery - Illinois
         (An Illinois General Partnership)


In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Waste Recovery - Illinois (An Illinois General Partnership) at December 31, 1995 and 1994, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP


Dallas, Texas
March 27, 1996

                            WASTE RECOVERY - ILLINOIS
                        (AN ILLINOIS GENERAL PARTNERSHIP)
                                 BALANCE SHEETS

                           December 31, 1995 and 1994

                                     ASSETS



                                                                         1995           1994
                                                                         ----           ----
Current Assets:
     Cash and cash equivalents .................................   $    464,184    $  2,669,079
     Investments ...............................................           --         4,253,322
     Accounts receivable, trade ................................        125,956            --
     Interest receivable .......................................         10,565         164,095
     Receivable from Waste Recovery, Inc. (note 12) ............         55,237          81,083
     Inventories (notes 2 and 4) ...............................        294,788          58,797
     Other current assets (note 4) .............................        265,166          60,327
                                -                                     ---------       ---------
          Total current assets .................................      1,215,896       7,286,703
                                                                      ---------       ---------

Property, plant and equipment (notes 3, 6 and 8) ...............      9,219,615         107,786
     Less accumulated depreciation .............................       (311,153)           --
                                                                      ---------       ---------
          Net property, plant and equipment ....................      8,908,462         107,786
                                                                      ---------       ---------

Construction in progress .......................................           --         3,012,628
Preoperating costs .............................................        256,888         179,493
Restricted cash (note 5) .......................................      1,429,476       1,366,400
Industrial revenue bond issuance costs, less accumulated
     amortization of  $119,068 and $23,813 at December 31, 1995
     and 1994, respectively ....................................        435,800         524,055

Other assets, less accumulated amortization of $5,780 and $2,156
     at December 31, 1995 and 1994, respectively ...............         66,783          70,357
                                                                      ---------      ----------
                                                                   $ 12,313,305    $ 12,547,422
                                                                   ============    ============


                See accompanying notes to financial statements.

                            WASTE RECOVERY - ILLINOIS
                        (AN ILLINOIS GENERAL PARTNERSHIP)
                                 BALANCE SHEETS

                           December 31, 1995 and 1994

                        LIABILITIES AND PARTNERS' CAPITAL



                                                               1995           1994
                                                               ----           ----
Current Liabilities:
     Current installments of bonds payable (note 8) ...   $   760,000   $      --
     Current installments of long-term debt (note 6) ..        14,846        10,436
     Accounts payable .................................       321,376       647,271
     Bond interest payable ............................       240,365       192,292
     Other accrued liabilities ........................        60,474          --
     Deferred grant revenue (note 7) ..................       356,328       800,000
                                                            ---------     ---------
          Total current liabilities ...................     1,753,389     1,649,999
                                                            ---------     ---------

Bonds payable, excluding current installments (note 8)      8,115,000     8,875,000

Long-term debt, excluding current installments (note 6)          --           5,564

Deferred grant revenue, noncurrent (note 7) ...........       914,219          --
                                                            ---------     ---------

          Total liabilities ...........................    10,782,608    10,530,563
                                                           ----------    ----------

Partners' capital (notes 4 and 9) .....................     1,530,697     2,016,859
                                                            ---------     ---------
Commitments and contingencies (notes 8, 10, 11 and 15)
                                                          $12,313,305   $12,547,422
                                                          ===========   ===========


                See accompanying notes to financial statements.

                            WASTE RECOVERY - ILLINOIS
                        (AN ILLINOIS GENERAL PARTNERSHIP)
                            STATEMENTS OF OPERATIONS

                                                         Years Ended December 31, 1995 and 1994
                                                                1995            1994
                                                                ----            ----
Revenues:
     Tire-derived fuel sales (notes 11 and 12) .........   $   539,616    $      --
     Wire sales ........................................        12,009           --
     Disposal fees, hauling, and other revenue (note 12)       545,132           --
                                                             ---------        -------
          Total revenues ...............................     1,096,757           --

Operating expenses .....................................     1,115,976           --
                                                             ---------        -------
                                                               (19,219)          --
General and administrative expenses ....................       271,462         24,472
Depreciation and amortization ..........................       412,531         25,969
                                                             ---------        -------
                                                              (703,212)       (50,441)
                                                             ---------        -------
Other income (expense):
     Interest income ...................................        18,371          5,418
     Interest expense ..................................      (155,358)          --
     Grant income (note 7) .............................        95,357           --
                                                             ---------        -------
                                                               (41,630)         5,418
                                                             ---------        -------

          Net loss .....................................   $  (744,842)   $   (45,023)
                                                           ===========    ===========


                See accompanying notes to financial statements.

                            WASTE RECOVERY - ILLINOIS
                        (AN ILLINOIS GENERAL PARTNERSHIP)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                     Years Ended December 31, 1995 and 1994


                                     Riverside Caloric       Waste
                                          Company        Recovery, Inc.        Total
                                          -------        --------------        -----
Balances at December 31, 1993 ......   $ 1,000,000       $      --         $ 1,000,000

Contributions from partners (note 9)     1,000,000            61,882         1,061,882

Net loss ...........................       (24,763)          (20,260)          (45,023)
                                        ----------        ----------         ---------

Balances at December 31, 1994 ......     1,975,237            41,622         2,016,859

Contributions from partner (note 4)           --             258,680           258,680

Net loss ...........................      (409,663)         (335,179)         (744,842)
                                        ----------        ----------        ----------

Balances at December 31, 1995 ......   $ 1,565,574       $   (34,877)      $ 1,530,697
                                       ===========       ===========       ===========


                See accompanying notes to financial statements.

                            WASTE RECOVERY - ILLINOIS
                        (AN ILLINOIS GENERAL PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS

                     Years ended December 31, 1995 and 1994

                                                                            1995            1994
                                                                            ----            ----
Cash flows from operating activities:
     Net loss ......................................................   $  (744,842)   $   (45,023)
     Adjustments to reconcile net loss to net cash used by operating
       activities: .................................................       311,153           --
          Depreciation
          Amortization .............................................       101,378         25,969
          Preoperating expenses ....................................        26,213           --
          Deferred grant income ....................................       (95,357)          --
     Changes in assets and liabilities:
          Accounts receivable, trade ...............................      (125,956)          --
          Inventories ..............................................        22,689          3,085
          Other current assets .....................................        (4,839)       (41,370)
          Payment of bond issuance costs ...........................        (7,000)      (547,868)
          Other assets .............................................        (2,549)       (72,513)
          Accounts payable .........................................      (325,895)        13,148
          Bond interest payable ....................................        48,073           --
          Other accrued liabilities ................................        60,474           --
                                                                          --------       --------
               Net cash used by operating activities ...............      (736,458)      (664,572)
                                                                          --------       --------

Cash flows from investing activities:
     Cash placed in investment accounts ............................          --       (7,396,918)
     Cash payments out of investment accounts ......................     4,406,852      3,119,441
     Cash placed in restricted cash ................................       (63,077)    (1,366,400)
     Receivable from Waste Recovery, Inc. ..........................        25,846       (100,040)
     Purchases of property, plant and equipment ....................      (453,112)      (107,786)
     Additions to construction in progress .........................    (5,646,087)    (1,922,817)
     Preoperating costs ............................................      (103,608)      (179,493)
     Deferred grant revenue ........................................       365,903        800,000
                                                                        ----------     ----------
               Net cash used by investing activities ...............    (1,467,283)    (7,154,013)
                                                                        ----------     ----------

Cash flows from financing activities:
     Proceeds from issuance of bonds payable .......................          --        8,916,664
     Proceeds from issuance of long-term debt ......................        18,000         16,000
     Proceeds from partner's contribution ..........................          --        1,000,000
     Payments on long-term debt ....................................       (19,154)         --
                                                                         ---------      ---------
               Net cash provided (used) by financing activities ....        (1,154)     9,932,664
                                                                         ---------      ---------

Net increase (decrease) in cash and cash equivalents ...............    (2,204,895)     2,114,079
Cash and cash equivalents at beginning of year .....................     2,669,079        555,000
                                                                         ---------        -------
Cash and cash equivalents at end of year ...........................   $   464,184    $ 2,669,079
                                                                       ===========    ===========

                See accompanying notes to financial statements.

                            WASTE RECOVERY - ILLINOIS

                        (AN ILLINOIS GENERAL PARTNERSHIP)
                          Notes to Financial Statements


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

    (a)  Organization and Operations

          Waste Recovery - Illinois, an Illinois general partnership (the Partnership), was formed November 29, 1993, to jointly build and operate two tire-derived fuel processing facilities in Dupo and Marseilles, Illinois (Illinois plants). The facilities, which cost approximately $5 million each and began operations in the fall of 1995, supply Illinois Power Company (Illinois Power) at its Baldwin facility (Baldwin) with 60,000 tons of TDF annually over a five year period. The Illinois Power contract accounts for 50% of the facilities' estimated production capacity.

          The Partnership specializes in processing scrap tires into a refined fuel supplement more commonly referred to as tire-derived fuel (TDF). The Partnership generates income from the sale of TDF and from tipping fees charged for the disposal of tires. The Partnership's operations are presently in Illinois and nearby states.

          The managing partner of the Partnership is Waste Recovery, Inc. (WRI), a Texas corporation, which has a 45% interest in the Partnership; Riverside Caloric Company (RCC), an Indiana corporation, has a 55% interest in the Partnership.

    (b)  Management Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    (c)  Cash and Cash Equivalents

          The Partnership considers all unrestricted cash and highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

    (d)  Investments

          In 1994, the bond proceeds were invested into various interest-bearing accounts for periods ranging from approximately 30 days to 16 months, with interest rates varying from 4.25% to 8.875% per annum. Investments with maturity dates greater than one year (approximately $148,760) are included in restricted cash in the accompanying 1994 balance sheet. The investments matured during 1995, and the proceeds were used for the construction of the plants.

    (e)  Inventories

          Parts inventory represents primarily the cost of the grinder knives and machinery parts used in the TDF manufacturing process. These inventories are stated at cost (first-in, first-out) and are depreciated over the useful lives of these parts, generally six to eighteen months.

          TDF inventory is stated at the lower of cost or market. Cost is determined using a weighted average cost method.

    (f)  Property, Plant and Equipment

          Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets (generally three to ten years), beginning at the point in time the assets are placed in service. No depreciation was recorded in 1994 as the assets had not been placed in service or were acquired at the end of the year.

    (g)  Construction in Progress

          Construction of the Illinois plants began in 1994; Dupo was completed in September 1995, and Marseilles was completed in October 1995. The costs incurred to build the plants and equipment were capitalized as construction in progress until the projects were completed and individual assets could be identified, at which time, the assets were transferred into property, plant and equipment.

    (h)  Preoperating Costs

          Preoperating costs represent those costs incurred in the planning, engineering and development of the Illinois plants. These costs are being amortized over three years on a straight-line basis, beginning with the operation of the plants.

    (i)  Bond Issuance Costs

          Bond issuance costs are recorded at cost and amortized over the life of the associated debt using the amount of bonds outstanding method.

    (j)  Other Assets

          Other assets are recorded at cost and consist mainly of prepaid, additional rent for the land at the Dupo plant, which is being amortized over the term of the lease, and bank finance fees, which are being amortized over the term of the bonds.

    (k)  Deferred Grant Revenue

          The Partnership has an agreement whereby it has earned $1,000,000 in grants from the State of Illinois with the successful completion of certain pieces of equipment at the Illinois plants. As of December 31, 1994, the Partnership had received $800,000 from these grants; the remaining $200,000 is included in other current assets as of December 31, 1995, and was received in January 1996. The grant money is being amortized, beginning when the plants were placed in operation, through the term of the grants, which is July 31, 1999.

          In 1995, the Partnership also received $365,903 through a grant awarded to the Illinois Power Company for the construction and installation of a metering unit at Illinois Power. Twenty percent of the total amount of the grant is being retained pending satisfaction of certain operational requirements. Ownership of the metering unit reverts to Illinois Power at the end of the contract.

    (l)  Income Taxes

          No provision or credit for federal income taxes has been made because income taxes are the responsibility of the individual partners. The net difference between the tax bases and the reported amounts of the Partnership's assets and liabilities is approximately $700,000 at December 31, 1995.

    (m)  Statements of Cash Flows

          During 1995, the Partnership paid $530,447 for interest and did not pay any income taxes. Interest expense totaled $578,899 and interest income totaled $207,079 for the year ended December 31, 1995. Of these amounts, $188,708 of interest expense was offset against eligible interest income, and $234,833 was capitalized into the cost of construction.

          The Partnership did not pay any interest or income taxes during 1994. Interest expense totaled $150,629 and interest income totaled $145,359 for the year ended December 31, 1994. Of these amounts, $139,941 of interest expense was offset against eligible interest income, and $10,688 was capitalized into the cost of construction.

    (n)  Reclassification

          Certain 1994 amounts have been reclassified to conform to the 1995 presentation.

(2) INVENTORIES
    -----------

         Inventory components at December 31, 1995 and 1994 are as follows:

                                               1995       1994
                                               ----       ----

               Manufactured fuel inventory   $ 28,891   $ 58,797
               Wire inventory ............      5,595       --
               Work in progress ..........    104,816       --
               Parts inventory ...........    155,486       --
                                             --------   --------
                                             $294,788   $ 58,797
                                             ========   ========

          Inventory at December 31, 1994 consisted of TDF contributed by WRI's Portland and Houston plants.

(3) PROPERTY, PLANT AND EQUIPMENT
    -----------------------------

          Property, plant and equipment at December 31, 1995 and 1994 are summarized as follows:

                                               1995          1994
                                               ----          ----

            Land ........................   $   72,208   $   47,836
            Buildings ...................    1,114,140         --
            Tire processing equipment ...    5,511,681         --
            Hauling equipment ...........      264,928       34,023
            Metering unit ...............      589,210         --
            Shop tools and yard equipment       66,789         --
            Furniture and fixtures ......       92,100        6,530
            Leasehold improvements ......    1,443,686         --
            Vehicles ....................       64,873       19,397
                                            ----------   ----------
                                            $9,219,615   $  107,786
                                            ==========   ==========

(4) NONCASH ACTIVITIES
    ------------------

          The Partnership received $258,680 and $61,882 in TDF inventory from Waste Recovery, Inc. in 1995 and 1994, respectively. In 1994, the related shipping charges of $18,957 were recorded in other current assets. The $258,680 and $61,882 were recorded as contributions by WRI and the $18,957 was recorded as an intercompany transaction with WRI.

(5) RESTRICTED CASH
    ---------------

          Under terms of the bond agreements (see note 8), the Partnership is required to maintain cash balances for the debt service reserve funds which have certain withdrawal restrictions. The amounts reserved at December 31, 1995 and 1994, were $1,429,476 and $1,366,400, respectively. Interest earned on this restricted cash may only be used for payment of current debt service on the bonds.

(6) LONG-TERM DEBT
    --------------

          Long-term debt at December 31, 1995 and 1994, consists of two notes payable to a financial institution. The notes are payable in eighteen equal installments of principal and interest at $951 and $1,074 per month with interest at 8.5% per annum. The notes are collateralized by vehicles and will be fully paid in June and December 1996, respectively.

(7) DEFERRED GRANT REVENUE
    ----------------------

          The Partnership (Grantee) entered into two grant agreements with the Illinois Department of Commerce and Community Affairs (Department) (formerly, the Illinois Department of Energy and Natural Resource) as of June 1, 1994. The Department administers the Used Tire Recovery Program which offers financial incentives for projects which reuse, recycle or recover energy from Illinois used or scrap tires.

          The Partnership requested funding assistance to build its TDF processing plants in Dupo and Marseilles, Illinois. The Department agreed to provide grants towards the Partnership's "projects," as defined. The Grantee agrees that at least 30% of the scrap tires it processes will come from Illinois sources, and that a minimum of one million Illinois PTE's (passenger tire equivalents), as defined, will be collected and processed annually at each plant. The Department awarded the Grantee $1,000,000 towards specified equipment ($500,000 at each plant), payable at 80% ($800,000) as based upon the specified equipment budget. The Department held back 20% of the funds as a retainer until verification that all equipment purchased with Grant Funds, as defined, had been installed and was operational. As of December 31, 1995, the 20% retainage ($200,000) had been applied for and was received in January 1996.

          The term of the grants is through July 31, 1999, and requires the Partnership to maintain the equipment for the purpose as originally set forth in the agreement, to provide the Department with semi-annual reports, and to meet certain other listed criteria.

          The Partnership received additional funding through a grant awarded to the Illinois Power Company for the construction of a metering unit at the Baldwin Power Plant of the Illinois Power Company. The Partnership has received 80% of this award ($365,903) as of December 31, 1995, and approximately 20% is being retained pending satisfaction of certain operational requirements. This award is being amortized through the remainder of the contract with Illinois Power, which is through July 1999.

          As of December 31, 1995, $1,270,547 of the total grant money recognized is recorded as deferred grant revenue in the accompanying balance sheet and is being amortized into income through July 31, 1999, at approximately $30,000 per month.

(8) BONDS PAYABLE
    -------------

          To provide funding for the construction of the Dupo and Marseilles plants, the Partnership entered into two loan agreements: 1) $4,845,000 with the Southwestern Illinois Development Authority (SWIDA) and 2) $4,030,000 with the Upper Illinois River Valley Development Authority (UIRVDA) (together, the Bonds), respectively. The Bonds were issued through the Solid Waste Disposal Revenue Bonds, Series 1994 (Waste Recovery - Illinois Project) dated September 1, 1994, under an Indenture of Trust. The proceeds to the Partnership were to fund a debt service reserve fund, to pay the costs of issuing the Bonds, to pay interest during construction, and to finance the cost of the construction of buildings and related improvements and the acquisition and installation of machinery, equipment and related property, all constituting industrial, commercial and solid waste disposal facilities located at Dupo and Marseilles, Illinois.

          The notes  bear  interest  at 6.5% per  annum  with  interest  payable
          February 1 and August 1 each year, beginning February 1, 1995. Principal payments are due annually on February 1 beginning in 1996 through 2004.

          The notes are collateralized by the property, plant and equipment of the Partnership and are guaranteed by Waste Recovery, Inc. Future minimum payments as of February 1 each year are as follows:

                     YEAR       SWIDA       UIRVDA        TOTAL
                     ----       -----       ------        -----
                     1996   $  415,000   $  345,000   $  760,000
                     1997      440,000      365,000      805,000
                     1998      470,000      390,000      860,000
                     1999      500,000      415,000      915,000
                     2000      530,000      440,000      970,000
               Thereafter    2,490,000    2,075,000    4,565,000
                             ---------    ---------    ---------
               Total        $4,845,000   $4,030,000   $8,875,000
                            ==========   ==========   ==========

(9) PARTNERS' CAPITAL
    -----------------

    (a)  Capital Contributions

          At the execution of the Partnership Agreement (Agreement), RCC contributed $1,000,000 to the Partnership. RCC contributed an additional $1,000,000 with the closing of the SWIDA and UIRVDA bond issues. WRI contributed a license of its technology and assigned the Partnership all of its right, title and interest in the contract with Illinois Power Company (see note 11). After the completion and start-up of the facilities in 1995, WRI received $750,000 from the Partnership for the construction of equipment used by the Partnership.

          The records of the Partnership maintain separate capital accounts for each partner which are credited with the cash and the gross asset value, as defined, of property contributed by the partner to the Partnership and the partner's share of partnership profit and are charged with the partner's share of partnership loss, cash and property distributions and the gross asset value of property distributed to the partner by the Partnership and the partner's share of the nondeductible expenses to the Partnership.

          No other capital contributions are required.

    (b)  Ownership Interests

          The interests in the assets, liabilities, profits and losses of the Partnership shall be as follows:

                                    RCC     55%
                                    WRI     45%

    (c)  Loans

          Neither   partner  shall  be  obligated  to  lend  any  money  to  the
          Partnership. No such monies shall be borrowed from the partners without the approval of the Executive Committee. Each loan by a partner shall be an obligation of the Partnership. On January 30, 1996, Waste Recovery, Inc., a General Partner, loaned $500,000 to the Partnership. The loan was approved by the Executive Committee of the Partnership. Terms of the note are in the process of being finalized and will be defined on an arm's length basis.

    (d)  Distributions of Net Cash Flow

          Within 30 days after the end of each fiscal quarter ending after the Operating Date, as defined, 100% of the Net Cash Flow, as defined, of the Partnership for such quarter, or a lesser amount as determined by the Executive Committee, shall be distributed to the partners pro rata in proportion to their respective percentage interests in the Partnership. As of December 31, 1995, no such distributions have been made.

    (e)  Distributions of Proceeds from a Capital Event

          Net Capital Event Proceeds, as defined, shall be distributed to the partners first, 100% to RCC until it has received $2,000,000 of distributions, and second, 100% to WRI until it has received $2,000,000 of distributions. Thereafter, any remaining balance is distributed in accordance with the percentage interests. As of December 31, 1995, no such distributions have been made.

    (f)  Allocations of Profit, Loss and Credits

          Profits, losses and credits of the Partnership shall be allocated in accordance with the Partnership agreement, which provides for the partners' capital account balances and certain other defined circumstances.

    (g)  Buydown and Buyout Options

          WRI has the option to purchase a portion of RCC's partnership interest in the Partnership to reduce RCC's interest to 50% based upon certain specified dates throughout the first five years of operations. WRI also has the option to purchase all of RCC's interest based upon certain defined criteria. As of December 31, 1995, no such options have been exercised.

    (h)  Sale Option

          RCC has the option to require Waste Recovery, Inc. to purchase RCC's entire partnership interest in the Partnership for a purchase price, as defined. This option may be exercised at any time on or after the third anniversary of the operating date and prior to the fifth anniversary of the operating date. WRI may purchase RCC's interest under the sale option in either cash or WRI common stock at WRI's election.

    (i)  Management of the Partnership

          Each partner has the right to appoint two members to an Executive Committee, which provides for overall management of the Partnership and gives approval to actions requiring such. WRI is the designated Manager of the Partnership and manages the day-to-day operations subject to the direction and control of the Executive Committee. WRI receives a monthly administrative fee of $4,000 from the Partnership and a management fee in an amount equal to 5% of the Partnership's net income for a fiscal year, as determined.

          As of December 31, 1995, WRI has been paid $12,000 in administrative fees; no management fees have been earned.

    (j)  Dissolution

          Dissolution of the Partnership will occur on the earlier of December 31, 2023, or upon certain other defined events.

(10)LEASES
    ------

          The Partnership leases the land for the Dupo facility from the Village of Dupo under a non-cancelable operating lease. The lease began on September 27, 1994, with the issuance of the Southwestern Illinois Development Authority Bond. The lease term is twenty years at $1,000 per month. The Partnership also prepaid $50,000 in "additional rent," as defined, which is being amortized over the term of the lease.

          A summary of the minimum rental commitment under this noncancelable operating lease as of December 31, 1995 is as follows:

            Year ending December 31
            -----------------------
                      1996                                     $  12,000
                      1997                                        12,000
                      1998                                        12,000
                      1999                                        12,000
                      2000                                        12,000
            Later years through 2014                             165,000
                                                                 -------
             Total minimum payments                             $225,000
                                                                ========

          Total rental expense for the land in Dupo and various equipment rentals for the year ended December 31, 1995, was $36,718.

(11)SIGNIFICANT CONTRACTS
    ---------------------

          The Partnership entered into a contract with the Illinois Power Company on October 12, 1993, to supply it with at least 60,000 tons of TDF per year for a period of five years. If the Partnership is unable to fulfill this requirement, WRI will sell TDF produced at its other facilities to the Partnership. Sales to Illinois Power of TDF produced in Dupo began in September 1995.

(12)BUSINESS AND CREDIT CONCENTRATIONS
    ----------------------------------

          During 1995, the Partnership derived revenues of $336,382 in disposal fees from WRI for approximately 7,514 tons of tires received in Dupo from a WRI project. As of December 31, 1995, WRI owed the Partnership $55,237 from these disposal fees.

          The Partnership's tire-derived fuel sales were exclusively to Illinois Power Company (see note 11) and amounted to 49% of the total 1995 revenues.

          The Partnership's customers are located in the Midwestern and Eastern United States. The Partnership does business with a variety of companies with diverse credit risk. The Partnership does not generally require collateral or other security from its customers and has encountered very little loss on its receivables.

(13)FAIR VALUE OF FINANCIAL INSTRUMENTS
    -----------------------------------

          The fair value of the Partnership's current assets, restricted cash and accounts payable approximates the recorded amounts because of the liquidity and short maturity of these instruments.

          It is not practicable to estimate the fair value of the Partnership's long-term debt as it is a unique debt instrument for which there is no public market.

(14)PROFIT SHARING PLAN
    -------------------

          The employees of the Partnership may participate in the Waste Recovery, Inc., 401(k) Plan (the Plan), a defined contribution plan. Employees who have completed six months of service and have attained the age of twenty-one are eligible to become participants in the Plan. Participants may contribute up to 15% of their compensation, as defined, annually. Any employer contributions are totally discretionary; none were made during 1995.

(15)CONTINGENCIES
    -------------

          Like other waste management companies, the Partnership's operations are subject to extensive and changing federal and state environmental regulations governing emissions into the atmosphere, wastewater discharges, solid and hazardous waste management activities and site restoration and abandonment activities. As of December 31, 1995, no such costs had been accrued and management does not believe the affects of the aforementioned activities will have a material effect on the Partnership's financial statements.

                                INDEX TO EXHIBITS



Exhibit
Number    Exhibit
- -------   ----------

3         ARTICLES OF INCORPORATION AND BY-LAWS

3.1 Amended and Restated Articles of Incorporation filed July 5, 1988, with the Secretary of State of Texas(1)

3.2 Articles of Amendment to the Articles of Incorporation filed June 8, 1990, with the Secretary of State of Texas(1)

3.3       By-Laws, amended and restated as of March 10, 1992(1)

4         INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS INCLUDING
          INDENTURES

4.1       Form of Common Stock Certificate of Registrant(1)

4.2 Indenture of Trust dated April 1, 1988, between Development Authority of Fulton County and Citizens and Southern Trust Company (Georgia), National Association, as Trustee(1)

4.3 Private Placement Memorandum dated May 18, 1988, regarding Development Authority of Fulton County Industrial Development Revenue Bonds(1)

4.4 Form of Development Authority of Fulton County Industrial Development Revenue Bond(1)

4.5 Amended and Restated Certificate of Designations of 7% Cumulative Preferred Stock(1)

4.6       Form of 10% Convertible Subordinated Debenture due March 15, 1996(1)


10        MATERIAL CONTRACTS

10.1 Fiscal Agent Agreement dated March 17, 1986 between Registrant, Houston-Galveston Area Land Development Corporation and the Chemical Bank, as Central Fiscal Agent, with respect to the Small Business Administration $500,000 Loan to Registrant(1)

10.2      U.S. Patent No. 4,374,573 issued February 22, 1983(1)

10.3      U.S. Patent No. 4,519,550 issued May 28, 1985(1)

10.4      U.S. Patent No. 4,560,112 issued December 25, 1985(1)

10.5      U.S. Patent No. 4,561,467 issued December 31, 1985(1)

10.6 Agreement dated May 9, 1986, between Registrant and The Goodyear Tire and Rubber Company(1)

10.7 Lease Agreement dated January 15, 1988, between Southern Metal Finishing Company, Inc. and the Registrant(1)

10.8 Indemnity Agreement dated January 29, 1988, by the Registrant and Southern Metal Finishing Company, Inc.(1)

10.9 Lease Agreement dated June 29, 1987 between ENERCON Holdings, N.V. and Registrant(1)

10.10 Estoppel Deed, dated December 28, 1989, between the Registrant as Grantor, and Tex A. Perkins, et al., as Grantee(1)

10.11 Lease of Real Property, dated January 1, 1990, between the Registrant, as Lessee, and Tex A. Perkins, et al., as Lessor(1)

10.12 Warranty Deed, dated February 7, 1990, between Tex A. Perkins, et al., as Grantor, and Wayne Easley, as Grantee(1)

10.13 Assignment of Lease, dated February 7, 1990, from Tex A. Perkins, et al., as Assignor, and Wayne Easley, as Assignee(1)

10.14 The Registrant's 1989 Stock Plan for Employees, effective March 6, 1989, and approved by the Registrant's shareholders at the 1989 Annual Meeting(1)

10.15     Amendment No. 1 to the Registrant's 1989 Stock Plan for Employees

10.16 Nonqualified Stock Option Agreement dated April 4, 1990, granted by the Registrant to Allan Shivers, Jr. for 200,000 shares(1)

10.17 Form of Nonqualified Stock Option Agreement for grants to employees made January 7, 1991(1)

10.18 Form of Incentive Stock Option Agreement for grants to employees made October 1, 1991(1)

10.19     1992 Stock Plan for Non-Employee Directors(1)

10.20 Form of Nonqualified Stock Option Agreement for grants to non-employee directors made January 4, 1991(1)

10.21     Indemnity  and  Security   Agreement,  dated  June  1,  1990,  between
          Registrant and The Goodyear Tire and Rubber Company(1)

10.22 Amendment to Lease of Real Property dated pril 25, 1991, between the Registrant, as Lessee, and George Glanz, as Lessor(1)

10.23 Trailer Lease Agreement dated as of July 2, 1992, between Waste Recovery Partners, Ltd., and Central International Trucks, Inc.(1)

10.24 Lease Addendum (trailer) dated November 15, 1992, between Waste Recovery Partners, Ltd. and Central International Trucks, Inc.(1)

10.25 Agreement(for supply of TDF) between the Registrant and Illinois Power Company dated October 12, 1993, (paragraph 4 of Exhibit 10.007 is subject to a request for confidential treatment)(1)

10.26 Partnership Agreement of Waste Recovery - Illinois between Riverside Caloric Company and the Registrant dated November 29, 1993(1)

10.27 Lease Agreement (front end loader), dated effective June 15, 1993, between the Registrant as Lessee, and J.I. Case as Lessor(1)

10.28 Tire Remediation Agreement between M.A. Associates, Inc., and the Registrant, dated March 31, 1994(1)

10.29 Guaranty Agreement dated September 1, 1994, executed by the Registrant for the benefit of Amalgamated Bank of Chicago, Trustee (Upper Illinois River Valley Development Authority, Issuer)(1)

10.30 Guaranty Agreement dated September 1, 1994, executed by the Registrant for the benefit of Amalgamated Bank of Chicago, Trustee (Southwestern Illinois Development Authority, Issuer)(1)

10.31 Modification of Loan Agreement of April 1, 1988, executed by Colonial Municipal Income Trust and Colonial High Yield Municipal Fund on September 22, 1994(1)

10.32 Modification of Loan Agreement of April 1, 1988, executed by Colonial Municipal Income Trust and Colonial High Yield Municipal Fund on March 20, 1995(1)

10.33 Leasehold Commercial Deed of Trust, Security Agreement, Fixture Filing, Financing Statement, and Assignment of Leases and Rents dated September 20, 1994, executed by the Registrant as Grantor, for the benefit of NationsBank of Georgia N.A. as Trustee(1)

10.34     Promissory Note dated December 15, 1994, executed by the Registrant as
          maker  payable  to  Comerica   Bank - Texas  in  principal  amount  of
          $1,200,000(1)

10.35 Note Purchase Agreement dated December 15, 1994, between The Goodyear Tire and Rubber Company and Comerica Bank - Texas(1)

10.36 Stock Purchase Agreement for the purchase by the Registrant of the outstanding stock of Domino Salvage, Tire Division, Inc., dated March 21, 1995(1)

10.37 Resolution of March 14, 1995, ratifying Robert L. Thelen debt to equity conversion(1)

10.38 Employment Agreement dated March 21, 1995, between the egistrant and Andrew J. Sabia(1)

10.39     Form of Standby Purchase Agreement(1)

10.40 Loan Agreements dated April 1, 1988, between Development Authority of Fulton County and the Registrant(1)

10.41     Promissory   Note   dated  April  1,  1988,  from  the  Registrant  to
          Development Authority of Fulton County(1)

10.42 Leasehold Deed to Secure Debt and Security Agreement dated April 1, 1988, between the Registrant and the Trustee(1)

10.43 First Amendment to Lease Agreement dated April 1, 1988, between Southern Metal Finishing Company, Inc. and the Registrant(1)

10.44 Assignment of Contracts dated April 1, 1988, between the Registrant and Development Authority of Fulton County(1)


11.1 STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS-See page F-5 of this 10-K which is incorporated herein by reference.


21.1 SUBSIDIARIES OF THE REGISTRANT - See Exhibit 21 of Form 10-K for year ended December 31, 1994(1)


23        CONSENT OF INDEPENDENT ACCOUNTANTS


27.1      FINANCIAL DATA SCHEDULE



(1)  Previously   filed  with  the  Securities   and  Exchange   Commission  and
     incorporated by reference pursuant to Rule 12b-32 of the Securities Exchange Act of 1934.

(2)  Filed herewith.

                                 SCHEDULE VIII

                              WASTE RECOVERY, INC.
                        VALUATION AND QUALIFYING ACCOUNTS


                                                           Additions
                                                           ---------
                                     Balance at      Charged to   Charged to                   Balance at
                                    Beginning of     Costs and       Other                       End of
                Description             Year         Expenses      Accounts      Deductions       Year
                -----------             ----         --------      --------      ----------       ----
Year ended December 1993:
     Allowance for doubtful accounts   $12,801        $32,667     $   --           $15,150      $30,318
                                       =======        =======     =========        =======      =======

Year ended December 1994:
     Allowance for doubtful accounts   $30,318        $36,063     $   --           $41,381      $25,000
                                       =======        =======     =========        =======      =======

Year ended December 1995:
     Allowance for doubtful accounts   $25,000        $38,917     $   --           $36,834      $27,083
                                       =======        =======     =========        =======      =======


(1) Amount represents the allowance for doubtful accounts, a contra account to trade accounts receivable.