Form 10-Q
period 1996-03-31
WASTE RECOVERY INC
filed 1996-05-15
CIK 710118

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act
                                    of 1934

                      For The Quarter Ended March 31, 1996
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





         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]




         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as the latest practicable date. Common stock, no par value 10,851,310, April 30, 1996.

PART I:  FINANCIAL INFORMATION
Item 1.  Financial Statements
         --------------------


                              WASTE RECOVERY, INC.
                           Consolidated Balance Sheets

                                Assets                                    March 31, 1996     December 31, 1995
                                ------                                    --------------     -----------------
                                                                           (Unaudited)
Current Assets:
     Cash and cash equivalents                                           $     313,693          $     726,562
     Accounts receivable, less allowance for doubtful accounts
        of $31,726 and $27,083, respectively                                 1,540,526              1,887,426
     Note and other receivables                                                 88,386                  5,758
     Inventories (note 3)                                                      739,046                645,651
     Other current assets                                                      213,356                149,912
                                                                        --------------         --------------
          Total current assets                                               2,895,007              3,415,309
                                                                        --------------         --------------

Property, plant and equipment                                               12,146,720             11,700,255
     Less accumulated depreciation                                           7,073,359              6,840,820
                                                                        --------------         --------------
          Net property, plant and equipment                                  5,073,361              4,859,435
                                                                        --------------         --------------

Restricted cash and cash equivalents (note 2)                                  507,635                998,035
Investment in Waste Recovery - Illinois                                         16,403                258,539
Bond and debt issuance costs, less accumulated amortization of
    $169,045 and $153,287, respectively                                        159,288                175,046
Deferred income taxes                                                          447,543                447,543
Goodwill, less accumulated amortization of $54,866 and                         493,973                507,695
$41,164,
     respectively
Other assets (note 2)                                                          590,062                 70,797
                                                                        --------------         --------------

                                                                           $10,183,272            $10,732,399
                                                                           ===========            ===========


          See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.
                           Consolidated Balance Sheets




                Liabilities and Stockholders' Equity                      March 31, 1996        December 31, 1995
                ------------------------------------                      --------------        -----------------
                                                                            (unaudited)
Current Liabilities:
     Notes payable                                                      $        36,442        $        28,945
     Convertible subordinated debentures (note 4)                               495,000                 40,000
     Current installments of long-term debt (note 5)                            711,984                427,552
     Current installments of capital lease obligations                           94,274                 93,423
     Accounts payable                                                         2,018,645              1,996,857
     Accrued wages and payroll taxes                                            202,334                174,753
     Other accrued liabilities                                                  393,994                372,800
     Deferred revenue                                                            43,476                 43,476
                                                                        ---------------        ---------------
          Total current liabilities                                           3,996,149              3,177,806
                                                                        ---------------        ---------------

Convertible subordinated debentures, noncurrent (note 4)                              -                495,000
Long-term debt, excluding current installments (note 5)                       3,239,728              3,591,376
Obligations under capital leases, excluding current
   installments                                                                 177,570                178,797
Deferred revenue, noncurrent                                                    235,470                246,338
Note payable                                                                    148,578                144,076
                                                                        ---------------        ---------------
          Total liabilities                                                   7,797,495              7,833,393
                                                                        ---------------        ---------------

Stockholders' Equity (notes 4 and 7):
     Cumulative  preferred stock,  $1.00 par value,  250,000 shares authorized, 203,580 issued and outstanding in 1996 and
        1995 (liquidating  preference $14.08 per share,
        aggregating $2,867,158)                                                 203,580                203,580
     Preferred stock, $1.00 par value, authorized and unissued
        9,750,000 shares in 1996 and 1995
     Common stock, no par value, authorized 30,000,000 shares,
        10,955,070 and 10,830,170 shares issued and outstanding
        in 1996 and 1995, respectively                                          407,800                407,800
     Additional paid-in capital                                              13,391,591             13,320,410
     Accumulated deficit                                                    (11,543,314)           (10,958,904)
                                                                              2,459,657              2,972,886
     Treasury stock, at cost, 103,760 common shares                             (73,880)               (73,880)
          Total stockholders' equity                                          2,385,777              2,899,006

                                                                            $10,183,272            $10,732,399
                                                                            ===========            ===========

          See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.
                      Consolidated Statements Of Operations



                                                                               Three Months Ended March 31,
                                                                               1996                   1995
                                                                            (unaudited)          (unaudited)
Revenues:
     Tire-derived fuel sales                                              $     340,193          $     257,514
     Wire sales (note 6)                                                         30,329                      -
     Disposal fees, hauling and other revenue                                 2,808,448              2,927,198
                                                                              ---------              ---------
          Total revenues                                                      3,178,970              3,184,712

Operating expenses                                                            2,319,237              2,306,079
                                                                              ---------              ---------
                                                                                859,733                878,633

General and administrative expenses                                             709,880                524,986
Depreciation and amortization                                                   425,489                211,083
                                                                              ---------              ---------
                                                                               (275,636)               142,564

Other income (expense):
     Interest income                                                             12,110                  7,698
     Interest expense                                                          (128,417)              (112,565)
     Other income                                                                44,612                 15,672
     Gains on sales of property and equipment                                     5,057                      -
     Equity in loss from partnership operations                                (242,136)               (27,215)
                                                                              ---------              ---------
                                                                               (308,774)              (116,410)

Net income (loss)                                                              (584,410)                26,154

Undeclared cumulative preferred stock dividends                                  35,529                 35,138
                                                                              ---------               --------

Net loss available to common shareholders                                     $(619,939)         $      (8,984)
                                                                              =========          =============

Net income (loss) per share                                               $        (.06)       $          0.00
                                                                          =============        ===============

Weighted average number of common and dilutive
     common equivalent shares outstanding                                    10,955,070              7,414,946
                                                                             ==========              =========



          See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.
                      Consolidated Statements of Cash Flows


                                                                               Three Months Ended March 31,
                                                                                1996                   1995
                                                                                ----                   ----
                                                                            (unaudited)
Cash flows from operating activities:
     Net income (loss)                                                        $  (584,410)        $     26,154
     Adjustments to reconcile net income to net cash provided
        (used) by operating activities:
            Depreciation and amortization                                         249,413              299,933
            Gain on sale of property, plant and equipment                          (5,057)                   -
            Amortization of goodwill                                               13,722                    -
            Interest imputed on discounted note payable                             4,502                    -
            Equity in loss from partnership operations                            242,136               27,215
            Stock issued to Directors and on debenture conversion                  13,995               12,000
     Changes in assets and liabilities:
            Accounts receivable                                                   346,900              220,396
            Note and other receivables                                             (5,145)                   -
            Receivable from affiliate                                             (77,483)                   -
            Inventories                                                           (93,395)            (246,995)
            Other current assets                                                  (63,616)             (30,023)
            Other assets                                                          (19,265)              (7,725)
            Accounts payable                                                       21,788             (338,866)
            Accrued liabilities                                                    48,775              (51,793)
            Deferred revenue                                                      (10,868)                   -
                                                                                  -------              -------
                                                                                                             -
               Net cash provided (used) by operating activities                    81,992              (89,704)
                                                                                  -------              -------
Cash flows from investing activities:
     Proceeds received on note and other receivables                                    -              332,137
     Proceeds received on sale of property, plant and equipment                     6,000                    -
     Purchases of property, plant and equipment                                  (407,048)            (256,535)
     Purchase of Domino Salvage, Tire Division, Inc.,
        net of cash received of $16,165                                                 -             (116,339)
     Cash placed in restricted accounts                                            (9,600)              (3,200)
               Net cash used by investing activities                             (410,648)             (43,937)

Cash flows from financing activities:
     Proceeds from issuance of notes payable                                       32,953               21,347
     Payment of notes payable                                                     (25,456)             (76,834)
     Proceeds from issuance of convertible subordinated debentures                 85,000                    -
     Payment upon maturity of convertible subordinated debentures                 (85,000)                   -
     Proceeds from issuance of long-term debt                                           -               44,114
     Repayment of long-term debt                                                  (67,216)             (43,318)
     Repayment of capital lease obligations                                       (41,680)             (34,731)
     Proceeds from issuance of common stock                                        17,186                    -
                                                                                 --------             --------
               Net cash used by financing activities                              (84,213)             (89,422)

Net decrease in cash and cash equivalents                                        (412,869)            (223,063)
Cash and cash equivalents at beginning of period                                  726,562              261,118
                                                                                 --------             --------
Cash and cash equivalents at end of period                                    $   313,693          $    38,055
                                                                              ===========          ===========

          See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.
                   Notes to Consolidated Financial Statements

                                 March 31, 1996



Note 1:  Adjustments
         The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. The results of operations for the three months ended March 31, 1996, are not necessarily indicative of operating results for the entire year. For further information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Note 2:  Note Receivable
         On January 30, 1996, the Company advanced Waste Recovery - Illinois $500,000 for the Illinois partnership's February 1, 1996 debt payment (the Company owns a 45% interest in this partnership). The loan was approved by the Executive Committee of the Illinois partnership. This $500,000 was included in restricted cash at December 31, 1995, and is in other noncurrent assets as a note receivable at March 31, 1996, as the funds will be restricted as to use after repayment by Waste Recovery-Illinois. Terms of the note are in the process of being finalized.

Note 3:  Inventories
         The components of inventories are as follows:

                               March 31, 1996        December 31, 1995
                               --------------        -----------------
   Finished Inventory            $ 240,351              $ 274,454
   Work-In-Process                 130,117                134,162
   Parts Inventory                 368,578                415,171
                                 ---------              ---------
                                 $ 739,046              $ 823,787
                                 =========              =========

Note 4:  Convertible Subordinated Debentures
         As of the original maturity date, March 15, 1996, $40,000 of the convertible subordinated debentures plus interest of $1,995 were converted at the rate of $.875 per share into 47,994 shares of common stock. $85,000 plus interest of $4,238 of the debentures were repurchased by the Company and subsequently sold to an unaffiliated individual under the exchange terms of the debenture agreement. The remaining $410,000 in debentures were exchanged for new debentures which carry an interest rate of 18% and mature on January 31, 1997. Other terms and conversion privileges are the same as in the original debentures.

Note 5:  Long-term debt
         As of March 31, 1996, the Company was out of technical compliance with its current ratio calculation which is required by the 10.5% industrial development revenue bond debt covenants. The debt agreement allows for a grace period of sixty days within which this noncompliance may be cured before default can occur. Management of the Company believes that due to the direction of current operations, the Company will be in compliance within this sixty day period. If the covenant is not satisfied within the sixty day period, then $1,560,000 of long-term debt on the Atlanta bonds must be reclassified to current debt; no other debt would be affected.

Note 6:  Wire Sales
         Beginning in February 1996, the installation of the wire system was completed at the Baytown plant. This system allows the Company to recycle the bead wire from the tires into a marketable material. For the three months ended March 31, 1996, the Company had $30,329 in wire sales.

Note 7:  Preferred Stock Dividends
         Cumulative preferred stock dividends in arrears were $831,358 at March 31, 1996. Net income or loss is adjusted by the effect of undeclared dividends on preferred stock of $35,529 and $35,138 for the three months ended March 31, 1996 and 1995, respectively. The effect was to increase net loss per common share by $.003 for the three months ended March 31, 1996, and to decrease net income per common share by $.004 for the three months ended March 31, 1995. Primary and fully diluted earnings per share are the same in 1996 and 1995.

Note 8:  Purchase of  Domino Salvage, Tire Division, Inc.
         The following unaudited pro forma summary presents the consolidated results of the Company's operations as if the acquisition of Domino Salvage, Tire Division, Inc. as of March 21, 1995, had occurred at the beginning of the period presented. The information does not purport to be indicative of the results that actually would have been obtained if the operations were combined during the periods presented and is not intended to be a projection of future results or trends.

                              For the three months
                              ended March 31, 1995

           Revenues                                     $  3,471,900
                                                        ============
           Net income (loss)                            $    (32,833)
                                                        ============
           Earnings per share                           $        .00
                                                        ============

Note 9: The registrant has no material pending legal proceedings.

Other notes have been omitted pursuant to Rule 10-01 (a)(5) of Regulation S-X.

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations



Waste Recovery, Inc., ("the Company") owns and operates plants in Houston, Texas; Atlanta, Georgia; Portland, Oregon; and Conshohocken (Philadelphia), Pennsylvania, the latter plant being owned by a subsidiary ("Domino") which was purchased on March 21, 1995. The two new tire processing plants in central and southern Illinois ("the Illinois facilities") began operations in September 1995. These plants are owned by Waste Recovery - Illinois, a general partnership ("WR-Illinois") in which the Company owns a 45% interest and is the managing partner. The Company operates the Illinois facilities in close coordination with its national system.

Regional services are coordinated from the operating bases mentioned above. Operations encompass full-service scrap tire disposal and the recycling of tires into a supplemental fuel form. The Company generates revenues from scrap tire disposal fees, from the hauling of scrap tires, from the sale of tire-derived fuel ("TDF"), and most recently, from the sale of bead wire removed from the tires. At the plants, scrap tires are converted and refined into TDF, a high BTU supplemental fuel that is sold primarily to major domestic cement and paper manufacturers and, recently, also sold to electric power companies. The TDF output of the Illinois facilities is initially being dedicated to use in electrical power generating boilers of Illinois Power Company.

To date, the effects of inflation on the Company's operations have been negligible.


                                General Comments

Results for the first quarter of 1996 continued to reflect the Company's struggle with growth. Forty percent of the $584,410 loss was generated from the 45% equity position the Company has in WR-Illinois. This partnership continues to operate at a significant loss as its revenue generation is severely limited by a tire flow that is too minimal to cover the fixed costs of the two plants. In April 1996, these plants were successful in winning two tire pile clean-ups in the State of Kentucky which will provide the Dupo plant approximately 540,000 PTE's in the second and third quarters of 1996. Also, a competitor has agreed to dispose of over 600,000 tires at the Dupo plant beginning in the second quarter of 1996. This additional tire flow of over 1,000,000 PTE's should improve the financial position of the Illinois partnership. Current legislative changes in the State of Illinois have positively affected the Marseilles location as a large competitor is no longer able to receive scrap tires in substantial amounts.

Another 25% of the first quarter loss was contributed by Domino which, although improving monthly, started off 1996 with a heavy loss in January due to weather conditions and low tire flow. This subsidiary is now experiencing increased tire flow and revenue generation on a monthly basis and should continue this positive trend throughout 1996.

The Portland facility continues to maintain a strong position in the market in the Northwest and averaged approximately 440,000 passenger tire equivalents or PTE's per month during the first three months of 1996. This facility recently won a bid from the State of Washington for a $2 million tire pile clean-up which began April 15, 1996. This project involves the clean-up of approximately four million PTE's and 22 million pounds of shredded tires, and should continue for approximately two years. The Company completed a similar large tire abatement project for the State of West Virginia in mid-February 1996 which involved the clean-up of approximately four million PTE's.

The Houston (Baytown, Texas) facility showed significant signs of improvement during the first quarter. The wire recycling system was installed during the first six weeks of the quarter, and although this caused the plant to be shut down for almost half of the first quarter, the last half of February and March began to demonstrate the capabilities of this facility as it processed over 5,000 tons of PTE's and generated over $500,000 in revenues. Also, Baytown has been able to sell/recycle the wire removed from the tires as the wire recycling system is successfully transforming this facility into a substantially waste-free plant. This not only generates revenue, but allows the Company to avoid dump fees for wire that had been too contaminated to be recyclable.

The Atlanta facility, which had a net loss of $200,000 during the first quarter, is struggling to increase its monthly tire flow and to control its production costs. With the addition of the Vice President of Operations April 1, 1996, this plant is undergoing several changes to address its current shortcomings, as implementing cost and overhead reductions.


                              Results of Operations
                   Three Months Ended March 31, 1996 Compared
                     with Three Months Ended March 31, 1995

         The table below summarizes the physical activity of the Company as well as the basic revenue categories for the first quarter of the last three fiscal years.

                                                             First Three Months Of:
                                                         1996        1995         1994
                                                         ----        ----         ----
           TDF Tons Sold                                  22,107      14,781       19,727
                                                         =======      ======       ======
           Passenger Tire Equivalents Received (Tons)     32,135      23,554       24,319
                                                         =======      ======       ======
           TDF Sales                                  $  340,193  $  257,514   $  343,330
                                                      ==========  ==========   ==========
           Disposal & Hauling Fees                    $2,808,448  $2,927,198   $2,015,382
                                                      ==========  ==========   ==========

Revenues from TDF tonnage sold increased by approximately 32% during the first quarter of 1996 when compared to the same period of 1995. This increase is primarily due to the sale of TDF from the Atlanta plant which increased by over 3,600 tons. The Houston facility also sold over 4,000 tons of TDF whereas for the same period last year, it contributed 1,500 tons to the Illinois partnership as a capital contribution. Domino, which was purchased March 21, 1995, sold over 2,000 tons of TDF in the first quarter of 1996. Overall, the Company is experiencing increased sales of TDF to a diversified customer base, although at a slightly lower average price per ton, indicating a broader acceptance by industrial users of the Company's fuel product.

Revenues received from disposal fees, hauling and other revenues dropped off because of two events, 1) the West Virginia tire pile abatement project for the State of West Virginia was completed mid-February 1996, and 2) the Houston plant was shut down for almost one half of the first quarter as the wire system was being installed. As the Houston plant is now 100% operational, significant revenues are being generated during March and April 1996 and are expected to continue. This, plus the addition of the Domino plant, should allow the Company to continue to grow its revenue base. Additionally, as mentioned above, the Portland plant has started a $2 million tire pile clean-up that will continue through the remainder of 1996 and all of 1997.

PTE's received have increased at all of the facilities through an increased customer base. The State of Texas continues to provide the greatest immediate opportunity for growth as the State discontinued its allocation program in late 1995, and current legislation requires that all material must be consumed by an end-user for a processor to participate in the State's program. The Company's Houston facility continues to add to its customer base as other processors in the State are decreasing their business activities due to a lack of end-users for their product, where the Company has a demand for additional material.

Operating expenses for the first quarter of 1996 remained at 72% of revenues. Labor and contract hauling continue to be major components of this expense. Several measures have been taken to help reduce labor costs by rearranging shifts and controlling overtime at each of the facilities.

General and administrative expenses increased $184,894 and are 22% of revenues, as compared to 16% of revenues for the same quarter in 1995. Increases are primarily due to the addition of Domino which added approximately $100,000 to the Company's general and administrative expenses during this first quarter. The Company has increased its corporate accounting staff, and several of the plants have added administrative personnel. Salaries and health insurance costs also continue to increase.

Depreciation and amortization have doubled in the last year as the Houston rebuild from the fire, the Atlanta rework of major equipment and the addition of Domino all resulted in significant capital additions. The Company has added over $1,900,000 in plant, property and equipment since the beginning of 1995, which is now being depreciated. Interest expense for 1996 increased 14% from the amount experienced in the first quarter of 1995 and is primarily due to the addition of the debt incurred with the purchase of Domino.

As discussed previously, the equity interest in the Illinois partnership continues to generate large losses as these two plants are still struggling with low tire flow.

                    Financial Condition as of March 31, 1996

The Company's working capital balance at March 31, 1996, was a deficit amount of $1,101,142. This deficit reflects the classification, to current, of its convertible subordinated debentures in accordance with the restructured terms, and the classification of over $350,000 of the Domino debt in current liabilities. In February 1996, the Company also restructured its long-term debt of $1.1 million with a different financial institution, which, while decreasing the annual interest rate by 1 1/2 percent, increased the current portion of the amount due. Accounts payable and accrued liabilities are also slightly higher as due to the timing of transactions. As mentioned in note five in the accompanying financial statements, the Company was out of technical compliance with its current ratio calculation which is required by the Atlanta bonds debt covenants, but management of the Company believes that due to the direction of current operations, the Company will be in compliance within the sixty day grace period.

Management continues to remain sensitive to the risk that the Company will not have the financial strength to take advantage of the opportunities that are developing. It is anticipated that with operating results beginning to improve, the Company will be able to adequately fund its working capital requirements and capital expenditures for at least the next twelve months. However, the Company is aware that each facility must remain closely monitored and costs must be controlled. More importantly, additional revenues must be generated to cover the fixed costs and allow the Company a chance to improve its profit margin with its existing capabilities.

Significant capital expenditures for the remainder of 1996 will be limited to completing the installation of the wire systems at the Atlanta and Portland plants which are scheduled for May and July, respectively.

                                     PART II
                                Other Information

                                                                     Form 10-Q
                                                                       Part II


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.1 Form of Convertible Debenture Agreement as of March 15, 1996

     (b)  Reports on Form 8-K

          None

Item 27. Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            WASTE RECOVERY, INC.



DATE:  May 13, 1996                        /s/ THOMAS L. EARNSHAW
                                           ----------------------
                                           By:Thomas L. Earnshaw
                                           President and Chief Executive Officer
                                           (Principal Executive)



DATE:  May 13, 1996                        /s/ SHARON K. PRICE
                                           -------------------
                                           By: SHARON K. PRICE
                                           Vice President of Finance