Form 10-Q
period 1996-06-30
WASTE RECOVERY INC
filed 1996-08-14
CIK 710118

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934
                       For The Quarter Ended June 30, 1996
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





         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]




         Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the latest practicable date. Common stock, no par value 10,955,070, August 7, 1996.

PART I:  FINANCIAL INFORMATION
Item 1.  Financial Statements


                              WASTE RECOVERY, INC.
                           Consolidated Balance Sheets



                                Assets                                            June 30, 1996        December 31, 1995
                                ------                                            -------------        -----------------
                                                                                   (Unaudited)
Current Assets:
 Cash and cash equivalents                                                         $  173,501             $  726,562
 Accounts receivable, less allowance for doubtful accounts
  of $34,380 and $27,083, respectively                                              1,578,310              1,887,426
 Other receivables (note 2)                                                           275,715                  5,758
 Inventories (note 3)                                                                 718,624                645,651
 Other current assets                                                                 449,537                149,912
                                                                                   -----------             ----------
  Total current assets                                                              3,195,687              3,415,309
                                                                                   -----------             ----------

Property, plant and equipment                                                      12,506,547             11,700,255
 Less accumulated depreciation                                                      7,327,478              6,840,820
                                                                                   -----------             ----------
  Net property, plant and equipment                                                 5,179,069              4,859,435
                                                                                   -----------             ----------

Restricted cash and cash equivalents (note 2)                                         517,235                998,035
Investment in Waste Recovery - Illinois                                              (146,094)               258,539
Bond and debt issuance costs, less accumulated amortization of
 $173,122 and $153,287, respectively                                                  155,212                175,046
Deferred income taxes                                                                 447,543                447,543
Goodwill, less accumulated amortization of $68,607 and
 $41,164, respectively                                                                480,252                507,695
Other assets (note 2)                                                                 574,878                 70,797
                                                                                   ----------              ----------

                                                                                  $10,403,782            $10,732,399
                                                                                   ==========             ===========

          See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.
                           Consolidated Balance Sheets



                Liabilities and Stockholders' Equity                       June 30, 1996        December 31, 1995
                ------------------------------------                       -------------        -----------------
                                                                            (unaudited)
Current Liabilities:
     Notes payable                                                         $      5,492           $     28,945
     Convertible subordinated debentures (note 4)                               495,000                 40,000
     Current installments of long-term debt (note 5)                          2,276,105                427,552
     Current installments of capital lease obligations                          101,498                 93,423
     Accounts payable                                                         2,098,878              1,996,857
     Accrued wages and payroll taxes                                            193,497                174,753
     Other accrued liabilities                                                  337,278                372,800
     Deferred revenue                                                            43,476                 43,476
                                                                             -----------            -----------
          Total current liabilities                                           5,551,224              3,177,806
                                                                             -----------            -----------

Convertible subordinated debentures, noncurrent (note 4)                              -                495,000
Long-term debt, excluding current installments (note 5)                       1,624,311              3,591,376
Obligations under capital leases, excluding current
   installments                                                                 158,352                178,797
Deferred revenue, noncurrent                                                    224,602                246,338
Note payable                                                                    153,080                144,076
                                                                             -----------            -----------
          Total liabilities                                                   7,711,569              7,833,393
                                                                             -----------            -----------

Stockholders' Equity (notes 4 and 7):
     Cumulative  preferred stock,  $1.00 par value,  250,000 shares  authorized,
        203,580 issued and outstanding in 1996 and 1995 (liquidating  preference
        $14.26 per share, aggregating
         $2,902,687)                                                            203,580                203,580
     Preferred stock, $1.00 par value, authorized and unissued
        9,750,000 shares in 1996 and 1995
     Common stock, no par value, authorized 30,000,000 shares,
        10,955,070 and 10,830,170 shares issued and outstanding
        in 1996 and 1995, respectively                                          407,800                407,800
     Additional paid-in capital                                              13,391,591             13,320,410
     Accumulated deficit                                                    (11,236,878)           (10,958,904)
                                                                              2,766,093              2,972,886
     Treasury stock, at cost, 103,760 common shares                            (73,8800)               (73,880)
          Total stockholders' equity                                          2,692,213              2,899,006

                                                                            $10,403,782            $10,732,399
                                                                            ===========            ===========


          See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.
                      Consolidated Statements Of Operations
                                   (Unaudited)



                                                                               Three Months Ended June 30,
                                                                               ---------------------------
                                                                               1996                   1995
Revenues:
     Tire-derived fuel sales                                              $     249,038          $     239,845
     Wire sales (note 6)                                                         84,264                      -
     Disposal fees, hauling and other revenue                                 4,074,029              2,996,812
                                                                             -----------            -----------
          Total revenues                                                      4,407,331              3,236,657

Operating expenses                                                            2,815,294              2,318,289
                                                                             -----------            -----------
                                                                              1,592,037                918,368

General and administrative expenses                                             728,098                527,266
Depreciation and amortization                                                   273,838                256,016
                                                                             -----------            -----------
                                                                                590,101                135,086
                                                                             -----------            -----------

Other income (expense):
     Interest income                                                              7,537                  7,167
     Interest expense                                                          (133,713)              (119,632)
     Other income                                                                 4,949                 12,333
     Equity in loss from partnership operations                                (162,438)               (29,640)
                                                                               (283,665)              (129,772)

Net income before income taxes                                                  306,436                  5,314
     Provision for income taxes
                                                                                      -                      -
Net income                                                                      306,436                  5,314
                                                                             ===========            ===========

Undeclared cumulative preferred stock dividends                                  35,529                 35,528
                                                                             ===========            ===========

Net income (loss) available to common shareholders                            $ 270,907             $  (30,214)
                                                                             ===========            ===========

Net income (loss) per share                                                   $    0.02             $     0.00
                                                                             ===========            ===========

Weighted average number of common and dilutive
     common equivalent shares outstanding                                    11,568,655              8,596,611
                                                                             ===========            ===========





          See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.
                      Consolidated Statements Of Operations
                                   (Unaudited)


                                                                                Six Months Ended June 30,
                                                                                -------------------------
                                                                               1996                   1995
Revenues:
     Tire-derived fuel sales                                              $     589,231          $     497,360
     Wire sales (note 6)                                                        117,709                      -
     Disposal fees, hauling and other revenue                                 6,879,359              5,924,009
                                                                             ----------             ----------
          Total revenues                                                      7,586,299              6,421,369

Operating expenses                                                            5,295,826              4,628,540
                                                                             ----------             ----------
                                                                              2,290,473              1,792,829

General and administrative expenses                                           1,437,978              1,062,732
Depreciation and amortization                                                   538,032                462,927
                                                                             ----------             -----------
                                                                                314,463                267,170
                                                                             ----------             -----------

Other income (expense):
     Interest income                                                             19,648                 14,865
     Interest expense                                                          (262,130)              (231,457)
     Other income                                                                49,562                 37,745
     Gains on sales of property and equipment                                     5,057                      -
     Equity in loss from partnership operations                                (404,574)               (56,855)
                                                                             -----------            -----------
                                                                                592,437               (235,702)

Net income (loss) before income taxes                                          (277,974)                31,468
     Provision for income taxes
                                                                                      -                      -
Net income (loss)                                                              (277,974)                31,468

Undeclared cumulative preferred stock dividends                                  71,058                 70,666
                                                                             ===========            ===========

Net loss available to common shareholders                                    $ (349,032)            $  (39,198)
                                                                             ===========            ===========

Net loss per share                                                           $    (0.03)            $     0.00
                                                                             ===========            ===========

Weighted average number of common and dilutive
     common equivalent shares outstanding                                    10,835,312              7,999,345
                                                                             ===========            ===========



          See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                Six Months Ended June 30,
                                                                                -------------------------
                                                                               1996                   1995
Cash flows from operating activities:
     Net income (loss)                                                        $ (277,974)           $   31,468
     Adjustments to reconcile net income to net cash provided
        (used) by operating activities:
            Depreciation and amortization                                        511,549               656,734
            Gain on sale of property, plant and equipment                         (5,057)                    -
            Amortization of goodwill                                              27,443                     -
            Interest imputed on discounted note payable                            9,004                     -
            Equity in loss from partnership operations                           404,633                56,855
            Stock issued to Directors and on debenture conversion                 13,995                12,000
     Changes in assets and liabilities:
            Accounts receivable                                                  309,116               356,662
            Note and other receivables                                            (6,571)                    -
            Inventories                                                          (72,973)             (541,886)
            Other current assets                                                (299,625)              (26,555)
            Other assets                                                          (4,081)               13,105
            Accounts payable                                                     157,258              (144,931)
            Accrued liabilities                                                  (16,778)              145,784
            Deferred revenue                                                     (21,736)
                                                                               -----------
                                                                                                             -
               Net cash provided by operating activities                         728,203               559,236
                                                                               -----------           ----------

Cash flows from investing activities:
     Proceeds received on note and other receivables                                   -               355,879
     Proceeds received on sale of property, plant and equipment                    6,000                     -
     Purchases of property, plant and equipment                                 (770,988)             (607,285)
     Purchase of Domino Salvage, Tire Division, Inc.,
        net of cash received of $16,165                                                -              (151,441)
     Cash placed in restricted accounts                                          (19,200)              (12,800)
     Cash payments out of restricted accounts                                    500,000                     -
     Receivable from affiliate                                                  (818,623)
                                                                                                             -
               Net cash used by investing activities                          (1,102,811)             (415,647)

Cash flows from financing activities:
     Proceeds from issuance of notes payable                                      32,953                25,616
     Payment of notes payable                                                    (56,406)             (187,869)
     Proceeds from issuance of convertible subordinated debentures                85,000                     -
     Payment upon maturity of convertible subordinated debentures                (85,000)                    -
     Proceeds from issuance of long-term debt                                          -                88,230
     Repayment of long-term debt                                                (118,512)             (106,388)
     Repayment of capital lease obligations                                      (53,674)              (65,866)
     Proceeds from issuance of common stock                                       17,186             2,205,208
                                                                              -----------           -----------
               Net cash provided (used) by financing activities                 (178,453)            1,958,931
                                                                              -----------           -----------

Net increase (decrease) in cash and cash equivalents                            (553,061)            2,102,520
Cash and cash equivalents at beginning of period                                 726,562               261,118
                                                                              -----------           -----------
Cash and cash equivalents at end of period                                    $  173,501           $ 2,363,638
                                                                              ===========           ===========


          See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.
                   Notes to Consolidated Financial Statements

                                  June 30, 1996



Note 1:  Adjustments
         The financial information presented as of any date other than December 31 has been prepared from the Company's books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. The results of operations for the three months and six months ended June 30, 1996, are not necessarily indicative of operating results for the entire year. For further information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Note 2:  Note and Other Receivables
         On January 30, 1996, the Company advanced Waste Recovery - Illinois $500,000 for the Illinois partnership's February 1, 1996 debt payment (the Company owns a 45% interest in this partnership). The loan was approved by the Executive Committee of the Illinois partnership. The funds advanced were included in restricted cash at December 31, 1995, and at June 30, 1996 included in other noncurrent assets as a note receivable. Upon repayment by Waste
Recovery - Illinois, the funds will be restricted as to use and included in restricted cash. Terms of the note are in the process of being finalized. In addition to the $500,000 loan, the Company advanced $263,386 to Waste Recovery - Illinois as of June 30, 1996. This advance is included in other receivables and is expected to be repaid by year-end.

Note 3:  Inventories
         The components of inventories are as follows:

                                  June 30, 1996                December 31, 1995
                                  -------------                -----------------
           Finished Inventory       $ 202,339                     $ 228,303
           Work-In-Process             83,582                        12,324
           Parts Inventory            432,703                       405,024
                                  -------------                -----------------
                                    $ 718,624                     $ 645,651
                                  =============                =================

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

Note 5:  Long-term Debt
         As of June 30, 1996, the Company was in technical default due to noncompliance with its current ratio calculation required by the 10.5% industrial development revenue bond debt covenants. As a result of this technical default, $1,560,000 of long-term debt on the bonds was reclassified to current debt. Management of the Company believes that the direction of current operations combined with actions currently being taken, will cure the default within the third quarter.

Note 6:  Wire Sales
         As of June 30, 1996, the Company has completed installation of bead wire recycling systems in two plants. The first system was installed in February 1996 at the Baytown plant, with the second system installed in early June 1996 at the Atlanta plant. These systems allow the Company to process the bead wire which was removed from the tires during the TDF process into a marketable material. For the three months and six months ended June 30, 1996, the Company had $84,264 and $117,709 in wire sales, respectively.

Note 7:  Preferred Stock Dividends
         Cumulative preferred stock dividends in arrears were $902,416 at June 30, 1996. Net income or loss is adjusted by the effect of undeclared dividends on preferred stock of $71,058 and $70,666 for the six months ended June 30, 1996 and 1995, respectively, and by $35,529 and $35,528 for the three months ended June 30, 1996 and 1995, respectively. The effect was to increase net loss per common share by $.007, and decrease net income per common share by $.009 for the six months ended June 30, 1996 and 1995, respectively, and decrease net income per common share by $.003 and $.004 for the three months ended June 30, 1996 and 1995, respectively. Primary and fully diluted earnings per share are the same in 1996 and 1995.

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

                                                    For the six months
                                                    ended June 30, 1995

           Revenues                                     $  6,660,000
                                                        ============
           Net income (loss)                            $    (27,000)
                                                        ============
           Earnings per share                           $        .00
                                                        ============

Note 9: The registrant has no material pending legal proceedings.

Other notes have been omitted pursuant to Rule 10-01 (a)(5) of Regulation S-X.

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations



Waste Recovery, Inc., ("the Company") owns and operates plants in Baytown (Houston), Texas; Atlanta, Georgia; Portland, Oregon; and Conshohocken (Philadelphia), Pennsylvania, the latter plant being owned by a subsidiary ("Domino") which was purchased on March 21, 1995. Two new tire processing plants in central and southern Illinois ("the Illinois facilities") began operations in September 1995. These plants are owned by Waste Recovery - Illinois, a general partnership ("WR-Illinois") in which the Company owns a 45% interest and is the managing partner. The Company operates the Illinois facilities in close coordination with its national system.

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


                                General Comments

Results for the second quarter of 1996 reflect a marked improvement as the Company earned net income of $306,436 on revenues of $4,407,331 compared to net income of $5,314 on revenues of $3,236,657 for the same period in 1995. Revenues were up as the result of increased TDF sales, a significantly higher tire flow, and sales of recycled bead wire, which represents a new source of revenue for the Company in 1996. Tire flow increased at every plant company wide to over 40,800 tons in 1996 from approximately 33,222 tons for the comparable period in 1995. The largest increase occurred at the Baytown facility primarily due to the fact that the State of Texas' allocation program, which limited the facility's tire flow to a certain prescribed level last year, is no longer in effect. TDF sales, while significantly stronger at the Baytown and Atlanta plants, was tempered by a drop off in sales at the Portland and Philadelphia plants.

The Atlanta facility had a strong increase in TDF sales with the addition of a new customer and increased consumption by the facility's existing customer base. With the continued acceptance of TDF as a supplemental fuel by solid-fuel burning industries in the region, TDF sales are expected to remain consistent and could continue to strengthen in the future. Tire flow for the Atlanta facility was flat for the second quarter of 1996 when compared to 1995; however, 1995 flow included tires from the West Virginia abatement project as well as a separate Atlanta cleanup project, both of which did not affect the results of the second quarter of 1996. The absence of this tire flow reflects the growth achieved in Atlanta's recurring tire flow customer base.

The Baytown facility showed strong improvement in TDF sales and disposal fees primarily as a result of the elimination of Texas' allocation program. The Company is now allowed to collect as many scrap tires as can be processed and sold. As the facility entered its first full quarter of wire production, sales were strong as the response from the scrap steel industry for the Company's wire product has been very favorable and has allowed inventories to turn over quickly. The Company maintains its position of being the only processor in the State of Texas to recycle all scrap tires received under the Texas program.

The Portland facility continues to maintain its strong position in the scrap tire market in the Northwest. As previously reported, the Company began a tire pile clean-up project in the State of Washington in April 1996. This project involves the clean-up of approximately four million passenger tire equivalents ("PTE's") and 22 million pounds of shredded tires, and has an expected duration of approximately two years if the State has adequate funds available to finish the project. A wire recycling system like those installed in the Baytown and Atlanta facilities is currently being installed in the Portland plant with an expected completion date sometime in September 1996.

The Philadelphia facility (Domino) continues to suffer from a depressed TDF market in the Northeast as heavy competition has resulted in soft demand and lower prices. Tire flow, however, was up for the second quarter 1996 with pricing stabilizing.

In late May, certain legislative changes in the State of Illinois had a significant impact on WR-Illinois' operations. The repeal of certain legislation made it unprofitable for some Illinois competitors to collect and process scrap tires. The impact on WR-Illinois' has been very favorable resulting in a substantial increase in tire flow. PTE's received by both Illinois plants increased significantly in the second quarter of 1996. Tire flow for the Southern Illinois tire processing plant also increased due to two tire pile cleanup projects done for the State of Kentucky. WR-Illinois TDF sales also increased significantly in the second quarter of 1996. Although WR-Illinois experienced very favorable changes in the marketplace, the events came too late in the second quarter to prevent WR-Illinois from suffering a net loss. The continued benefit of this improved tire flow, however, should improve the operating results of the partnership.


                              Results of Operations
                   Second Quarter Ended June 30, 1996 Compared
                     with Second Quarter Ended June 30, 1995

Total revenues of $4,407,331 for the second quarter of 1996 were 36% higher than the $3,236,657 for the same period in 1995. Revenues increased from disposal fees, hauling and other revenues due to significantly increased tire flow. Increased TDF sales also contributed to the increase in revenues, as did wire sales from wire systems installed in 1996. Elimination of Texas' allocation program boosted the Baytown plant's tire flow, and an increase in the Portland facility's tipping fees combined with the start-up of the Washington clean-up project contributed to increased revenues. TDF sales at the Atlanta plant increased by 104% for the second quarter of 1996 when compared to 1995.

Operating expenses for the second quarter of 1996 were $2,815,294 or 64% of revenues, down from $2,318,289 or 72% of revenues for the second quarter of 1995. The decrease in operating expenses is the result of production efficiencies achieved through the increase in tire flow and an increase in TDF production. With the increased tire flow, TDF production increased almost 20% in the second quarter of 1996 when compared to 1995, resulting in the utilization of excess production capacity thus yielding a lower cost per ton for TDF produced. Operating costs for Domino were improved for the second quarter of 1996 compared to 1995 primarily from production efficiencies as well as cost reductions in the hauling operation achieved since the acquisition of Domino at the end of the first quarter of 1995. Operating expenses were also positively affected by the higher-margin cleanup project at the Portland plant. Another contributing factor to the favorable change in second quarter 1996 operating expense compared to 1995 is the elimination of wire disposal costs at the Baytown facility.

General and administrative expenses for the second quarter of 1996 were higher when compared to the same period in 1995 ($728,098 to $527,266), and as a percent of total revenues increased to 16.5% in 1996 from 16.3% in 1995. General and administrative expenses increased due to increases in staff, personnel costs, selling expenses, and other administrative costs resulting from higher levels of operating activities.

Depreciation and amortization expense increased 7% to $273,838 from $256,016 in the second quarter of 1996 compared to the same period in 1995 primarily as a result of the new wire recycling systems installed in the Baytown and Atlanta plants.

Interest expense increased 12% to $133,713 in the second quarter of 1996 compared to $119,632 in the second quarter 1995 primarily due to the higher interest rate carried by the new subordinated debentures which were exchanged for the debentures that matured March 15, 1996.

WR-Illinois, in which the Company has a 45% equity interest, generated a greater loss in the second quarter of 1996 compared to 1995 as the Illinois plants were under the final stages of construction and not yet operational as of June 30, 1995.

                              Results of Operations
                     Six Months Ended June 30, 1996 Compared
                       with Six Months Ended June 30, 1995

The Company's total revenues of $7,586,299 for the six months ended June 30, 1996 were 18% higher than the $6,421,369 received by the Company for the same six-month period in 1995. This increase is the result of an 18% increase in TDF sales, a 16% increase in disposal fees, hauling and other revenues generated by increased tire flow, and sales of recycled bead wire product from the newly installed wire recycling systems. While tire flow was only slightly higher for the Atlanta plant, the Portland, Baytown, and Domino plants showed greater improvement for an overall increase in PTE's received of 39% for the first six months of 1996 compared to the same period in 1995.

Operating expenses for the first half of 1996 were $5,295,826 or 70% of total revenues compared to $4,628,540 or 72% for 1995. Higher tire flow and increased production efficiency contributed to the improvement over 1995. General and administrative expenses increased $375,246 to $1,437,978 for the first half of 1996 from $1,062,732 in the comparable period in 1995, and as percent of total revenues increased to 19% in the first six months of 1996 from 17% in the comparable 1995 period. The increase is primarily due to the addition of the Domino plant which was purchased in March 1995, increased staffing at the plant and the corporate levels, higher salaries and health insurance costs, and other administrative costs resulting from increased operating activities. Depreciation and amortization expense increased 16% due to the acquisition of Domino as well as capital expenditures for the new wire systems at the Baytown and Atlanta plants. Depreciation and amortization expense as a percent of total revenues was unchanged at 7%.

Interest expense for the first six months of 1996 increased 13% to $262,130 or 3% of total revenues from $231,457 or 4% of total revenues due to the addition of debt in connection with the Domino acquisition, as well as an increase in the rate carried by the new subordinated debentures that replaced the original debentures which matured on March 15, 1996.

The Company's equity in the loss of WR-Illinois increased in 1996 compared to 1995 as the partnership was not operational until September 1995. Low tire flow levels experienced in the initial phases of operations of the Illinois plants operated by WR-Illinois resulted in a net operating loss.


                     Financial Condition as of June 30, 1996

The Company's working capital balance at June 30, 1996, was a deficit amount of $2,355,537. This deficit reflects the current classification of $1,560,000 from long-term debt of the 10.5% industrial revenue bonds as a result of the Company's noncompliance with the bond debt covenants, current classification of its convertible subordinated debentures in accordance with the restructured terms, and the classification of over $350,000 of the Domino debt in current liabilities. In February 1996, the Company also restructured its long-term debt of $1.1 million with a different financial institution, which, while decreasing the annual interest rate by 1.5 percent, increased the current portion of the amount due. Accounts payable and accrued liabilities are also higher due to increased capital expenditures for the wire systems. Although the Company was in technical default on certain debt covenants, management believes that based upon the current trend of its operations the Company should be able to correct this situation within the third quarter.

Management continues to remain sensitive to the risk that the Company will not have the financial strength to take advantage of the opportunities that are developing. It is anticipated that with operating results beginning to improve, the Company will be able to adequately fund its working capital requirements and capital expenditures for at least the next twelve months. However, the Company is aware that each facility must remain closely monitored and costs must be controlled. The Company has gone through a very difficult expansion period; however, based upon the noted recent improvement in the Company's operating results, management is confident that future periods will reflect the value that has been created.

The Company believes that significant capital expenditures for the remainder of 1996 will be limited to completing the installation of the wire system at the Portland plant which is scheduled for September 1996.

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



                                           WASTE RECOVERY, INC.



DATE:  August 13, 1996                     /s/THOMAS L. EARNSHAW
                                           ----------------------------
                                           By: THOMAS L. EARNSHAW
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)