Form 10QSB
period 1996-09-30
WASTE RECOVERY INC
filed 1996-11-14
CIK 710118

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934
                    For The Quarter Ended September 30, 1996
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





         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes { X } No { }




         Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the latest practicable date. Common stock, no par value 11,634,400, November 8, 1996.

PART I:  FINANCIAL INFORMATION
Item 1.  Financial Statements


                              WASTE RECOVERY, INC.
                           Consolidated Balance Sheets



                                Assets                                  September 30, 1996      December 31, 1995
                                ------                                  ------------------      -----------------
                                                                           (Unaudited)
Current Assets:
     Cash and cash equivalents                                           $     318,501          $     726,562
     Accounts receivable, less allowance for doubtful accounts
        of $36,926 and $27,083, respectively                                 1,714,979              1,887,426
     Other receivables (note 2)                                                657,010                  5,758
     Inventories (note 3)                                                      972,834                645,651
     Other current assets                                                      495,199                149,912
                                                                        --------------         --------------
          Total current assets                                               4,158,523              3,415,309
                                                                        --------------         --------------

Property, plant and equipment                                               12,871,308             11,700,255
     Less accumulated depreciation                                           7,581,618              6,840,820
                                                                        --------------         --------------
          Net property, plant and equipment                                  5,289,690              4,859,435
                                                                        --------------         --------------

Restricted cash and cash equivalents (note 2)                                  523,528                998,035
Investment in Waste Recovery - Illinois                                       (338,150)               258,539
Bond and debt issuance costs, less accumulated amortization of
    $177,198 and $153,287, respectively                                        151,136                175,046
Deferred income taxes                                                          447,543                447,543
Goodwill, less accumulated amortization of $82,329 and
    $41,164, respectively                                                      466,530                507,695
Other assets (note 2)                                                          574,820                 70,797
                                                                        --------------         --------------

                                                                         $  11,273,620          $  10,732,399
                                                                        ==============          =============


See accompanying notes to consolidated financial statements.

                                       2

                              WASTE RECOVERY, INC.
                           Consolidated Balance Sheets



                Liabilities and Stockholders' Equity                    September 30, 1996      December 31, 1995
                ------------------------------------                    ------------------      -----------------
                                                                            (unaudited)
Current Liabilities:
     Notes payable                                                        $     235,957        $        28,945
     Convertible subordinated debentures (note 4)                                     -                 40,000
     Current installments of long-term debt (note 5)                          2,250,446                427,552
     Current installments of capital lease obligations                          103,312                 93,423
     Accounts payable                                                         2,528,676              1,996,857
     Accrued wages and payroll taxes                                            203,694                174,753
     Other accrued liabilities                                                  454,978                372,800
     Deferred revenue                                                            43,476                 43,476
                                                                            -----------           ------------
          Total current liabilities                                           5,820,539              3,177,806
                                                                            -----------           ------------

Convertible subordinated debentures, noncurrent (note 4)                              -                495,000
Long-term debt, excluding current installments (note 5)                       1,548,387              3,591,376
Obligations under capital leases, excluding current
   installments                                                                 131,454                178,797
Deferred revenue, noncurrent                                                    213,734                246,338
Note payable                                                                    157,583                144,076
                                                                            -----------           ------------
          Total liabilities                                                   7,871,697              7,833,393
                                                                            -----------           ------------

Stockholders' Equity (notes 4 and 7):
     Cumulative  preferred stock,  $1.00 par value,  250,000 shares  authorized,
        203,580 issued and outstanding in 1996 and 1995 (liquidating  preference
        $14.43 per share, aggregating
         $2,938,606)                                                            203,580                203,580
     Preferred stock, $1.00 par value, authorized and unissued
        9,750,000 shares in 1996 and 1995
     Common stock, no par value, authorized 30,000,000 shares,
        11,584,400 and 10,830,170 shares issued and outstanding
        in 1996 and 1995, respectively                                          407,800                407,800
     Additional paid-in capital                                              13,897,917             13,320,410
     Accumulated deficit                                                    (11,033,494)           (10,958,904)
                                                                              3,475,803              2,972,886
     Treasury stock, at cost, 103,760 common shares                             (73,880)               (73,880)
          Total stockholders' equity                                          3,401,923              2,899,006

                                                                          $  11,273,620        $    10,732,399
                                                                            ===========            ===========


                         See accompanying notes to consolidated financial statements.

                                       3

                              WASTE RECOVERY, INC.
                      Consolidated Statements Of Operations
                                   (Unaudited)



                                                                             Three Months Ended September 30,
                                                                             -------------------------------
                                                                               1996                   1995
                                                                               ----                   ----

Revenues:
     Tire-derived fuel sales                                               $    402,737            $   254,729
     Wire sales (note 6)                                                        146,146                      -
     Disposal fees, hauling and other revenue                                 3,698,062              3,279,874
                                                                           ------------            -----------
          Total revenues                                                      4,246,945              3,534,603

Operating expenses                                                            2,763,814              2,675,095
                                                                           ------------            -----------
                                                                              1,483,131                859,508

General and administrative expenses                                             758,307                671,351
Depreciation and amortization                                                   273,170                257,292
                                                                           ------------            -----------
                                                                                451,654                (69,135)

Other income (expense):
     Other income (note 7)                                                       12,207                324,775
     Interest income                                                             36,972                 27,174
     Interest expense                                                          (107,793)              (118,885)
     Gain on sale of property and equipment                                       2,400                      -
     Equity in loss from partnership operations                                (192,506)                   505
                                                                           ------------            -----------
                                                                               (248,270)               233,569

Net income before income taxes                                                  203,384                164,434
     Provision for income taxes                                                       -                 21,750
                                                                           ------------            -----------

Net income                                                                 $    203,384            $   142,684
                                                                           ============            ===========

Undeclared cumulative preferred stock dividends (note 8)                   $     35,919            $    35,919
                                                                           ============            ===========

Net income available to common shareholders                                $    167,465            $   106,765
                                                                           ============            ===========

Net income per common share (note 8)                                       $       0.01            $      0.01
                                                                           ============            ===========

Weighted average number of common and dilutive                               11,966,896             11,241,983
 common equivalent shares outstanding                                      ============            ===========






                          See accompanying notes to consolidated financial statements.





                              WASTE RECOVERY, INC.
                      Consolidated Statements Of Operations
                                   (Unaudited)



                                                                             Nine Months Ended September 30,
                                                                             -------------------------------
                                                                               1996                   1995
                                                                               ----                   ----

Revenues:
     Tire-derived fuel sales                                              $     991,968          $     752,089
     Wire sales (note 6)                                                        263,855                      -
     Disposal fees, hauling and other revenue                                10,582,023              9,203,883
                                                                           ------------            -----------
          Total revenues                                                     11,837,846              9,955,972

Operating expenses                                                            8,064,243              7,303,635
                                                                           ------------            -----------
                                                                              3,773,603              2,652,337

General and administrative expenses                                           2,196,284              1,734,083
Depreciation and amortization                                                   811,202                720,219
                                                                           ------------            -----------
                                                                                766,117                198,035
                                                                           ------------            -----------

Other income (expense):
     Other income (note 7)                                                       61,768                362,520
     Interest income                                                             56,620                 42,039
     Interest expense                                                          (369,923)              (350,342)
     Gains on sales of property and equipment                                     7,457                      -
     Equity in loss from partnership operations                                (596,629)               (56,350)
                                                                           ------------            -----------
                                                                               (840,707)                (2,133)

Net income (loss) before income taxes                                           (74,590)               195,902
     Provision for income taxes                                                                         21,750
                                                                                      -
Net income (loss)                                                         $     (74,590)         $     174,152
                                                                           ============            ===========

Undeclared cumulative preferred stock dividends (note 8)                  $     106,977          $     106,585
                                                                           ============            ===========

Net income available to common shareholders                               $    (181,567)         $      67,567
                                                                           ============            ===========

Net income per common share (note 8)                                      $       (0.02)         $        0.01
                                                                           =============           ===========

Weighted average number of common and dilutive
     common equivalent shares outstanding                                    11,046,395              9,247,134
                                                                           ============            ===========





                         See accompanying notes to consolidated financial statements.



                              WASTE RECOVERY, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                             Nine Months Ended September 30,
                                                                             -------------------------------
                                                                               1996                   1995
                                                                               ----                   ----

Cash flows from operating activities:
     Net income (loss)                                                    $     (74,590)          $    174,152
     Adjustments to reconcile net income to net cash provided
        (used) by operating activities:
            Deferred income taxes                                                     -                 21,750
            Depreciation and amortization                                       772,165              1,092,467
            Gain on sale of property, plant and equipment                        (7,457)                     -
            Amortization of goodwill                                             41,165                      -
            Interest imputed on discounted note payable                          13,507                  4,502
            Earnings from Partnership development fee                                 -               (412,500)
            Equity in loss from partnership operations                          596,689                 56,350
            Stock issued to Directors                                            13,995                 12,000
     Changes in assets and liabilities:
            Accounts receivable                                                 172,447                185,786
            Note and other receivables                                           (4,822)                     -
            Inventories                                                        (327,183)              (759,431)
            Other current assets                                               (345,287)               (33,495)
            Other assets                                                         (4,023)                19,899
            Accounts payable                                                    462,056               (518,521)
            Accrued liabilities                                                 111,119                 14,204
            Deferred revenue                                                    (32,604)                     -
                                                                           ------------           -------------

               Net cash provided (used) by operating activities               1,387,177               (142,837)
                                                                           ------------           ------------

Cash flows from investing activities:
     Proceeds received on note and other receivables                                  -                408,204
     Proceeds received on sale of property, plant and equipment                   6,000                      -
     Purchases of property, plant and equipment                              (1,010,749)            (1,328,987)
     Purchase of Domino Salvage, Tire Division, Inc.,
        net of cash received of $16,165                                               -               (151,441)
     Cash placed in restricted accounts                                         (25,493)               (30,200)
     Cash payments out of restricted accounts                                   500,000                      -
     Receivable from affiliate                                               (1,201,667)               (59,274)
                                                                             ----------             ----------
               Net cash used by investing activities                         (1,731,909)            (1,161,698)
                                                                             ----------             ----------

Cash flows from financing activities:
     Proceeds from issuance of notes payable                                    298,405                 69,034
     Payment of notes payable                                                   (91,393)              (196,531)
     Proceeds from issuance of convertible subordinated debentures               85,000                      -
     Payment upon maturity of convertible subordinated debentures               (85,000)                     -
     Proceeds from issuance of long-term debt                                          -                88,230
     Repayment of long-term debt                                               (220,095)              (169,678)
     Repayment of capital lease obligations                                     (78,758)              (100,712)
     Proceeds from issuance of common stock                                      28,512              2,205,208
                                                                           ------------           ------------
               Net cash provided (used) by financing activities                 (63,329)             1,895,551
                                                                           ------------           ------------

Net increase (decrease) in cash and cash equivalents                           (408,061)               591,016
Cash and cash equivalents at beginning of period                                726,562                261,118
                                                                           ------------           ------------
Cash and cash equivalents at end of period                                 $    318,501           $    852,134
                                                                           ============           ============


                        See accompanying notes to consolidated financial statements.

                                       6

                              WASTE RECOVERY, INC.
                   Notes to Consolidated Financial Statements

                               September 30, 1996

Note 1:  Adjustments
         The financial information presented as of any date other than December 31 has been prepared from the Company's books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. The results of operations for the three months and nine months ended September 30, 1996, are not necessarily indicative of operating results for the entire year. For further information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Note 2:  Note and Other Receivables
         On January 30, 1996, the Company advanced Waste Recovery - Illinois $500,000 for the Illinois partnership's February 1, 1996 debt payment (the Company owns a 45% interest in this partnership). The loan was approved by the Executive Committee of the Illinois partnership (the "Partnership"). The funds advanced were included in restricted cash at December 31, 1995, and at September 30, 1996 included in other noncurrent assets as a note receivable. Upon repayment by Waste Recovery - Illinois, the funds will be restricted as to use and included in restricted cash. The note bears interest at a rate of prime plus 1% with principal and interest due at maturity. The note matures upon the first to occur of (i) determination by the Partnership's Executive Committee that there exists adequate funds available to make payment to the Company of all outstanding principal and interest, or (ii) December 31, 1997.

Note 3:  Inventories
         The components of inventories are as follows:

                              September 30, 1996             December 31, 1995
                              ------------------             -----------------
Finished Inventory                    $ 298,136                     $ 228,303
Work-In-Process                         182,484                        12,324
Parts Inventory                         492,214                       405,024
                              -----------------              -----------------
                                      $ 972,834                     $ 645,651
                              =================              =================

Note 4:  Convertible Subordinated Debentures
         As of the original maturity date, March 15, 1996, $40,000 of the convertible subordinated debentures plus interest of $1,995 were converted at the rate of $.875 per share into 47,994 shares of common stock. The remaining $495,000 in debentures were exchanged for new debentures which carry an interest rate of 18% and mature on January 31, 1997. Other terms and conversion privileges are the same as in the original debentures. On July 1, 1996, the outstanding $495,000 in debentures plus accrued interest of $46,564 were converted at the rate of $.875 per share into 618,930 shares of common stock. Upon conversion, the debenture holders also received warrants to purchase an additional 304,425 shares of common stock with an exercise price equal to market at the date of conversion. The warrants expire July 1, 1998.

Note 5:  Long-term Debt
         As of September 30, 1996, the Company was in technical default due to noncompliance with its current ratio calculation required by the 10.5% industrial development revenue bond debt covenants. As a result of this technical default, $1,560,000 of long-term debt on the bonds was reclassified to current debt. This default position is not due to nonpayment, but is the result of noncompliance with certain financial covenants. Management of the Company believes that the direction of current operations combined with actions currently being taken should cure the technical noncompliance within the fourth quarter.


Note 6:  Wire Sales
         As of September 30, 1996, the Company has completed installation of bead wire recycling systems in two plants. The first system was installed in February 1996 at the Baytown plant, with the second system installed in early June 1996 at the Atlanta plant. These systems allow the Company to process the bead wire which was removed from the tires during the TDF process into a marketable material. For the three months and nine months ended September 30, 1996, the Company had $146,146 and $263,855 in wire sales, respectively.

Note 7:  Other Income
         At September 30, 1995, the Company earned a $750,000 development fee from Waste Recovery-Illinois. Per the Partnership Agreement, at the completion and successful operation of the two Illinois plants, the Company was to be paid a $750,000 fee. Fifty-five percent of this fee, representing the percentage of the Partnership not owned by the Company, was recognized in income for the nine months ending September 30, 1995. The remaining 45% was recorded as deferred revenue to be recognized such that it will offset the Company's interest in the excess depreciation expense recorded by the Partnership related to this portion of the plant cost.

Note 8:  Preferred Stock Dividends
         Undeclared and therefore not payable cumulative preferred stock dividends were $902,806 at September 30, 1996. Net income or loss is adjusted by the effect of undeclared dividends on preferred stock of $106,977 and $106,585 for the nine months ended September 30, 1996 and 1995, respectively, and by $35,919 and $35,919 for the three months ended September 30, 1996 and 1995, respectively. The effect was to increase net loss per common share by $.009, and decrease net income per common share by $.012 for the nine months ended September 30, 1996 and 1995, respectively, and decrease net income per common share by $.003 and $.003 for the three months ended September 30, 1996 and 1995, respectively. Primary and fully diluted earnings per share are the same in 1996 and 1995.

Note 9:  Purchase of  Domino Salvage, Tire Division, Inc.
         The following unaudited pro forma summary presents the consolidated results of the Company's operations as if the acquisition of Domino Salvage, Tire Division, Inc. as of March 21, 1995, had occurred at the beginning of the period presented. The information does not purport to be indicative of the results that actually would have been obtained if the operations were combined during the periods presented and is not intended to be a projection of future results or trends.

                                                   For the nine months
                                                 ended September 30, 1995

           Revenues                                     $ 10,190,000
                                                        ============
           Net income (loss)                            $    137,000
                                                        ============
           Earnings per share                           $        .01
                                                        ============

Note 10: The registrant has no material pending legal proceedings.

Other notes have been omitted pursuant to Rule 10-01 (a)(5) of Regulation S-X.

Item 2:  Management's Discussion and Analysis of
         ---------------------------------------
         Financial Condition and Results of Operations
         ---------------------------------------------


Waste Recovery, Inc., ("the Company") owns and operates plants in Baytown (Houston), Texas; Atlanta, Georgia; Portland, Oregon; and Conshohocken (Philadelphia), Pennsylvania, the latter plant being owned by a subsidiary ("Domino") which was purchased on March 21, 1995. Two new tire processing plants in central and southern Illinois ("the Illinois facilities") began operations in September 1995. These plants are owned by Waste Recovery Illinois, a general partnership ("WR-Illinois") in which the Company owns a 45% interest and is the managing partner. The Company operates the Illinois facilities in close coordination with its national system.

Regional services are coordinated from the operating bases mentioned above. Operations encompass full-service scrap tire disposal and the recycling of tires into a supplemental fuel form. The Company generates revenues from scrap tire disposal fees, from the hauling of scrap tires, from the sale of tire-derived fuel ("TDF"), and most recently, from the sale of bead wire removed from the tires. At the plants, scrap tires are converted and refined into TDF, a high BTU supplemental fuel that is sold primarily to major domestic cement and paper manufacturers and, commencing recently, also sold to electric power companies.

To date, the effects of inflation on the Company's operations have been negligible.

                                General Comments
                                ----------------

Results for the third quarter of 1996 improved as the Company earned net income of $203,384 on revenues of $4,246,945 compared to net income of $142,684 on revenues of $3,534,603 for the same period in 1995. Revenues were up as a result of increased TDF sales, higher tire flow, and sales of recycled bead wire, which represents a new source of revenue for the Company in 1996. TDF sales increased at every plant Company wide to $402,737 in 1996 from $254,729 for the same period in 1995. While tire flow was flat at the Portland and Atlanta plants, the Baytown and Philadelphia plants showed strong increases for a Company total of over 41,400 tons in 1996 from approximately 36,500 tons for the comparable period in 1995. The largest increase occurred at the Baytown facility primarily due to the fact that the State of Texas' allocation program, which limited the facility's tire flow to a certain pre-determined level last year, is no longer in effect.

The Portland facility continues to maintain its strong position in the scrap tire market in the Northwest. As previously reported, the Company began a tire pile clean-up project in the State of Washington in April 1996. This project involves the clean-up of approximately four million passenger tire equivalents ("PTE's") and 22 million pounds of shredded tires, and has an expected duration of approximately two years if the State dedicates adequate funds to finish the project. A wire recycling system like those installed in the Baytown and Atlanta facilities is currently being installed in the Portland plant with an expected completion date in November 1996.

The Baytown facility showed strong improvement in TDF sales and disposal fees primarily as a result of the elimination of the State of Texas allocation program. Within Texas, the Company is now allowed to collect as many scrap tires as can be processed and sold. As the Baytown facility entered its second full quarter of wire production, sales were strong as the response from the scrap steel industry for the Company's wire product has been very favorable and has allowed inventories to turn over quickly. The Company maintains its position of being the only processor in the State of Texas to completely recycle all scrap tires received under the Texas program.

The Atlanta facility had increased TDF sales with the addition of a new customer and increased consumption by the facility's existing customer base. With the continued acceptance of TDF as a supplemental fuel by solid-fuel burning industries in the region, TDF sales are expected to remain consistent and could continue to strengthen in the future. Tire flow for the Atlanta facility was flat for the third quarter of 1996 when compared to 1995; however, 1995 flow included tires from the West Virginia abatement project as well as a separate Atlanta cleanup project, both of which did not affect the results of the third quarter of 1996. The absence of scrap tire flow from these sources in 1996 while maintaining the same in-flow level reflects the growth achieved in Atlanta's recurring tire flow customer base.
                                       9

Although the Philadelphia facility continues to suffer from a depressed TDF market in the Northeast with heavy competition resulting in soft demand and lower prices, TDF sales were improved for the third quarter in 1996 compared to the same period in 1995. Tire flow also increased as the result of a more stable pricing structure.

In late May 1996, legislative changes in the State of Illinois had a significant impact on WR-Illinois' operations. The repeal of certain legislation made it unprofitable for some Illinois competitors to collect and process scrap tires. The impact on WR-Illinois' has been very favorable resulting in a substantial increase in tire flow. PTE's received by both Illinois plants increased significantly in the third quarter of 1996. Tire flow for the Southern Illinois tire processing plant also increased due to two tire pile cleanup projects undertaken for the State of Kentucky, both of which were completed in the third quarter of 1996. WR-Illinois TDF sales also increased significantly in the third quarter of 1996. Although WR-Illinois has recently experienced very favorable changes in the marketplace as described above, purchases of finished TDF inventory from the Company in the third quarter caused WR-Illinois to suffer a net loss. In order to ensure an adequate TDF inventory to fulfill supply contract requirements during the winter months, WR-Illinois purchased TDF from the Company in accordance with the terms of WR-Illinois' general partnership agreement. Associated TDF transportation costs in excess of TDF market prices were expensed, thus resulting in a net loss for the third quarter. Due to the steady increase of scrap tire flow into the Company's Illinois facilities, the Company does not expect that similar movements should be necessary in future periods.
                              Results of Operations
                              ---------------------
                 Third Quarter Ended September 30, 1996 Compared
                 -----------------------------------------------
                   with Third Quarter Ended September 30, 1995
                   -------------------------------------------

Total revenues of $4,246,945 for the third quarter of 1996 were 20% higher than the $3,534,603 earned for the same period in 1995. During this period, disposal fees, hauling and other revenues increased due to increased tire flow. Increased TDF sales also contributed as did wire sales from wire systems installed in 1996. Elimination of Texas' allocation program boosted the Baytown plant's tire flow, and an increase in the Portland facility's tipping fees combined with the Washington clean-up project contributed to increased revenues for the quarter. Overall TDF sales increased by approximately 58% for the third quarter of 1996 when compared to 1995.

Operating expenses for the third quarter of 1996 were $2,763,814 or 65% of revenues, down from $2,675,095 or 76% of revenues for the third quarter of 1995. The decrease in operating expenses is the result of production efficiencies achieved through an increase in TDF production and the avoidance of wire disposal costs that historically were incurred. With an increase in tire flow, TDF production increased over 10% in the third quarter of 1996 when compared to 1995, resulting in the utilization of excess production capacity and thereby yielding a lower cost per ton for TDF produced. Operating costs for Domino were improved for the third quarter of 1996 compared to 1995 primarily from these production efficiencies as well as cost reductions in the hauling operation achieved since the acquisition of Domino at the end of the first quarter of 1995. Operating expenses were also positively affected by the higher-margin cleanup project at the Portland plant.

General and administrative expenses for the third quarter of 1996 were higher when compared to the same period in 1995 ($758,307 to $671,351); however, they decreased as a percent of total revenues from 18.9% in 1995 to 17.9% in 1996. General and administrative expenses increased due to increases in staff, personnel costs, selling expenses, and other administrative costs resulting from higher levels of operating activities.

Depreciation and amortization expense increased 6% to $273,170 from $257,292 in the third quarter of 1996 compared to the same period in 1995 primarily as a result of the new wire recycling systems installed in the Baytown and Atlanta plants.

Other income decreased in the third quarter of 1996 compared to the same period in 1995 due to the $750,000 development fee earned by the Company in September 1995. Fifty-five percent of the fee was recognized in income, with the remaining 45% recorded as deferred revenue.

Interest expense decreased 9% to $107,793 in the third quarter of 1996 compared to $118,885 in the third quarter of 1995 primarily due to the conversion of the Company's new subordinated debentures on July 1, 1996.

WR-Illinois, in which the Company has a 45% equity interest, generated a greater loss in the third quarter of 1996 compared to 1995 as the Illinois plants were under the final stages of construction and not operational until the end of September 1995.

                              Results of Operations
                              ---------------------
                  Nine Months Ended September 30, 1996 Compared
                  ---------------------------------------------
                    with Nine Months Ended September 30, 1995
                    -----------------------------------------

The Company's total revenues of $11,837,846 for the nine months ended September 30, 1996 were 19% higher than the $9,955,972 received by the Company for the same nine-month period in 1995. This increase is the result of a 32% increase in TDF sales, a 15% increase in disposal fees, hauling and other revenues generated by increased tire flow, and sales of recycled bead wire product from the newly installed wire recycling systems. While tire flow was flat for the Atlanta plant, the Portland, Baytown, and Domino plants showed greater improvement for an overall increase in PTE's received of 17% for the first nine months of 1996 compared to the same period in 1995.

Operating expenses for the first nine months of 1996 were $8,064,243 or 68% of total revenues compared to $7,303,635 or 73% for the comparable period in 1995. Higher tire flow and increased production efficiency, as well as the elimination of wire disposal costs at the Baytown and Atlanta plants, contributed to the improvement over the equivalent period in 1995. General and administrative expenses increased $462,201 to $2,196,284 for the first nine months of 1996 from $1,734,083 in the comparable period in 1995, and as percent of total revenues increased to 18.6% in the first nine months of 1996 from 17.4% in the comparable 1995 period. The increase is primarily due to the addition of the Domino plant which was purchased in March 1995, increased staffing at the plant and the corporate levels, higher salaries and health insurance costs, and other administrative costs resulting from increased operating activities. Depreciation and amortization expense increased 13% due to the acquisition of Domino as well as capital expenditures for the new wire systems at the Baytown and Atlanta plants. Depreciation and amortization expense as a percent of total revenues was unchanged at 7%.

Other income decreased in the first nine months of 1996 compared to the same period in 1995 due to the development fee earned by the Company from WR-Illinois in September 1995. Interest expense for the first nine months of 1996 increased 6% to $369,923 or 3% of total revenues from $350,342 or 4% of total revenues due to the addition of debt in connection with the Domino acquisition, as well as an increase in the rate carried by the new convertible subordinated debentures that replaced the original debentures which matured on March 15, 1996. The new convertible subordinated debentures were subsequently converted into common stock on July 1, 1996.

The Company's equity in the loss of WR-Illinois increased in 1996 compared to 1995 as the partnership was not operational until late September 1995. Low tire flow levels experienced in the initial phases of operations of the Illinois plants operated by WR-Illinois resulted in a net operating loss.


                  Financial Condition as of September 30, 1996
                  --------------------------------------------

The Company's working capital balance at September 30, 1996, was a deficit amount of $1,662,016. This deficit reflects the current classification of $1,560,000 from long-term debt of the 10.5% industrial revenue bonds as a result of the Company's technical noncompliance with bond debt covenants and the classification of over $350,000 of the Domino debt in current liabilities. In February 1996, the Company also restructured its long-term debt of $1.1 million with a different financial institution, which, while decreasing the annual interest rate by 1.5 percent, increased the current portion of the amount due. Accounts payable and accrued liabilities are also higher due to increased capital expenditures for the wire systems. Although the Company was in technical default on certain debt covenants, management believes that based upon the current trend of its operations the Company should be able to correct this situation within the fourth quarter.

Management continues to remain sensitive to the risk that the Company will not have the financial strength to take advantage of the opportunities that are developing. It is anticipated that with operating results improving, the Company will be able to adequately fund its working capital requirements and capital expenditures for at least the next twelve months. However, the Company is aware that each facility must remain closely monitored and costs must be controlled. The Company has gone through a very difficult expansion period; however, based upon the noted recent improvement in the Company's operating results, management believes that future periods should reflect the value that has been created.

The Company believes that significant capital expenditures for the remainder of 1996 will be limited to completing the installation of the wire system at the Portland plant which is scheduled for November 1996.

                                     PART II
                                Other Information


                                                                   Form 10-Q
                                                                   Part II


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Exhibits

                  10.1 Form of Convertible Debenture Agreement as of March 15, 1996

         (b)      Reports on Form 8-K

                  None

Item 27. Financial Data Schedule
         -----------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            WASTE RECOVERY, INC.



DATE:  November 13, 1996            /s/THOMAS L. EARNSHAW
                                    ---------------------
                                   By:    THOMAS L. EARNSHAW
                                          President and Chief Executive Officer
                                         (Principal Executive Officer)