Form 10-K405
period 1996-12-31
WASTE RECOVERY INC
filed 1997-04-15
CIK 710118

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)

    [X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934
           (Fee Required)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

    [ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934
           (No Fee Required)

                   FOR THE TRANSITION PERIOD FROM        TO
                                                 --------  -------

                        COMMISSION FILE NUMBER 0-14881

                             WASTE RECOVERY, INC.
            (Exact Name of Registrant as Specified in its Charter)

             TEXAS                                     75-1833498
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
    Incorporation or Organization)

  309 S. PEARL EXPRESSWAY, DALLAS, TX                     75201
  (Address of Principal Executive Offices)              (Zip Code)

                                   (214) 741-3865
               (Registrant's Telephone Number, Including Area Code)



         Securities Registered Pursuant to Section 12 (b) of the Act:
                                     NONE

         Securities Registered Pursuant to Section 12 (g) of the Act:
                     COMMON STOCK (NO PAR VALUE PER SHARE)
                               (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Number of shares of Registrant's Common Stock, no par value per share, outstanding as of March 31, 1997: 17,442,621

The approximate aggregate market value of voting stock held by non-affiliates of the Registrant (based on average of the closing bid and asked price of March 24, 1997) was $21,827,915. For purposes of this computation, all officers, directors and 10% beneficial owners are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are in fact affiliates of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the Registrant's Proxy Statement for 1997 Annual Meeting of Shareholders, to be filed within 120 days of December 31, 1996, are incorporated by reference in Part III, Items 10, 11, 12 and 13.

                                    PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
-------------------------------------------------

Certain statements in this Form 10-K under "Item 1. Business", "Item 3. Legal Proceedings", "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Waste Recovery, Inc. (the "Company" or "Registrant") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; adverse publicity; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; changes in, or failure to comply with, government regulations; and other factors referenced in this Form 10-K.


ITEM 1.  BUSINESS

Special Note: Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Reform Act. See "Special Note Regarding Forward-Looking Statements" for additional factors relating to such statements.

GENERAL
-------

Waste Recovery, Inc. is a specialized service and process company operating in the environmental services industry. The Company is involved in all aspects of scrap tire disposal and in conversion of scrap tires, through a proprietary process, into a uniform, high quality, wire-free, tire-derived fuel (TDF).

The Company believes it is the largest firm in the United States specializing in disposal and recycling of scrap tires into a high quality fuel supplement. Presently, the Company has TDF producing facilities operating in Portland, Oregon; Houston, Texas; Atlanta, Georgia; Philadelphia, Pennsylvania; Marseilles, Illinois; Dupo, Illinois; and Concord, North Carolina.

The Company was organized in 1982 to acquire the assets of two operations in Portland, Oregon, one of which had been producing TDF since 1976. The Houston facility began producing TDF in 1986, and the Atlanta operation in 1988. In March 1995 the Company acquired Domino Salvage, Tire Division, Inc. ("Domino") and after the addition of specific, proprietary processing equipment, Domino began producing a quality TDF in late 1995. The two Illinois facilities became operational in late 1995 and were originally owned and operated by Waste Recovery-Illinois (WR-Illinois), a general partnership of which the Company was a partner. In December of 1996, WR-Illinois became a wholly-owned subsidiary upon the Company's acquisition of its partner's interest in the general partnership (see Part II, Item 5, Purchase of Interest in WR-Illinois). The Concord facility was purchased by the Company in December of 1996 and conducts business as U.S. Tire Recycling Partners, L.P. The Concord facility operates a scrap tire monofill and primarily markets processed material for civil engineering purposes.

The Company has made investments in facilities and developed expertise in the areas of tire collection and disposal. The system is flexible in order to serve as a disposal service for scrap tire sources ranging from current scrap tire generators, such as tire dealers, all the way to large, sometimes long-abandoned, scrap tire piles. Scrap tire pick-up service must be regular and on a time schedule sufficiently predictable in order to minimize the storage requirements of the scrap tire generators and to provide continuity of supply to TDF users.

The Company uses its tire shredding equipment and handling systems for the
production of a high grade TDF.   In addition to improving systems and
equipment, the Company has worked to make TDF more acceptable as a fuel supplement. Generally, the permitting process required before a utility or other industrial fuel user may start burning TDF depends on many factors, such as location, fuel volumes and mix, the traditional fuels being supplemented, types of burners, boilers and fuel handling systems. The Company uses its experience in the TDF supplement business to help customers obtain permits and to equip their facilities to most efficiently use TDF as a fuel supplement.

Waste Recovery pursues an integrated approach to scrap tire disposal and conversion of scrap tires into TDF and works to increase the total number of TDF users in order to increase demand for the Company's TDF. The Company has not historically had a significant amount of backlog orders for TDF.

The Company's TDF competes against a different mix of traditional fuels and electric power sources in various regions of the country. In the Pacific Northwest, industry is served by hydroelectric systems that provide electric power at a low enough rate that fossil fuel burning co-generation power systems are not justified at industrial plants. Thus, the pulp and paper mills typical of this region require fuel essentially for the production of heat and steam for use in their manufacturing process. Much of this fuel is provided from their own "Hog Fuel," or wood waste from the logging, debarking and sawing operations. TDF is a well-suited supplement to this internally generated fuel, especially during the winter and spring months when waste wood fuel is wet.

In the Southwest, TDF competes primarily with natural gas as a supplemental fuel in steam generation facilities. Despite natural gas being relatively inexpensive in recent years, the Company's business in this region has continued to grow. Due to the Baytown plant's location near marine transportation alternatives and the Company's participation in the Texas Waste Tire Recycling Program which provides reasonable disposal fees, the Company has been able to develop TDF markets outside the State of Texas.


In December 1996, the Company concluded the acquisition of U.S. Tire Recycling Partners, L.P. (U.S. Tire), a large collector and processor of scrap tires in the Southeast, located in Concord, North Carolina (see Part II, Item 5, Purchase of U.S. Tire Recycling Partners, L.P.). U.S. Tire operates a scrap tire monofill and also processes material for sale into recycled rubber markets. During 1997, the Company plans to upgrade this facility's technology and marketing techniques which should allow it to obtain a larger share of the tire-derived product market in the Southeast. The pulp and paper industries in the Southeast typically require a much greater proportion of on-site generated power because they generate much more of their own electric power. Since the bulk of this power is traditionally coal-based, TDF is well-suited as a competitive energy source in the region, primarily due to the fact that TDF's handling and burning characteristics are the closest to coal. The Company's Concord facility will give the Company the opportunity to further expand in this market as the facility's processing capabilities are increased and improved.

The two Illinois facilities are the first of the Company's plants that are economically justified due solely to having traditional, coal burning electric utilities as the primary recipients of the TDF plants' output. Other industrial boilers that utilize coal as a primary source of energy have also begun to review and consider use of TDF as a supplemental fuel.

The Company completed its acquisition of the general partnership interest in WR-Illinois held by Riverside Caloric Company (RCC), a wholly-owned subsidiary of NIPSCO Industries, Inc., in December of 1996 (see Part II, Item 5, Purchase of Interest in WR-Illinois). WR-Illinois was a general partnership created to construct and operate two TDF producing facilities in Illinois. The partnership was created after the Company obtained a contract to supply a large Illinois electric utility with 60,000 tons of TDF per year. WR-Illinois' operations were consolidated beginning December 1, 1996 (see notes 1, 2 and 9 of the financial statements of the Company).

OPERATIONS
----------


The Company's seven scrap tire processing plants charged tip fees for the collection of more than 28 million scrap tires in 1996. Approximately 60% of the casings were obtained through the Company's own collection network, which collects from retail stores or supplies collection trailers to major scrap tire generators, and through arrangements with tire manufacturers for factory rejects. Many of these casings were delivered by independent operators. The Company is not dependent on any single supplier for scrap tires. No one independent collector or generator accounted for more than 5% of the casings processed by the Company during 1996.

Scrap tires collected by the Company for a fee are processed into various forms of tire-derived material, the bulk of which is sold as TDF. In general, the TDF production process consists of conveying whole tires to a primary shredder which cuts them into thin strips. These strips are processed into a chip form and then passed through a magnetic separator to remove most of the bead wire and steel belting. The resulting product is a chip of rubber compound nominally less than two inches in any dimension and 98% free of bead wire. Most of the processing equipment by which scrap tires are converted into TDF has been designed or extensively modified by the Company's own technical personnel. The Company continually endeavors to improve its process economics and product quality. During 1996, the Company installed wire recycling systems at its Baytown, Texas, Atlanta, Georgia, and Portland, Oregon facilities. These systems, designed and constructed by the Company, allow the facilities to operate waste-free, i.e., there is no waste residue from the manufacturing process, thus improving profit margins. These systems were also included in both of the Company's Illinois facilities when they were constructed in 1995.

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


  Approximate Annual Shredding Capacities (Based on 16 hrs./day, 252 days/yr.):

                                                                         Approximate Utilization
                                                                           Percentage in 1996
                                                                           ------------------
Portland TDF Plant                              6.0 Million PTE's                97%
Houston TDF Plant                               7.0 Million PTE's                34%
Atlanta TDF Plant                               7.0 Million PTE's                54%
Philadelphia TDF Plant                          4.0 Million PTE's                50%
Dupo TDF Plant                                  7.5 Million PTE's                36%
Marseilles TDF Plant                            7.5 Million PTE's                37%
Concord Plant                                   6.0 Million PTE's                94%
      PTE's are Passenger Tire Equivalents


The Company's production capacity has increased to 45 million PTE's as of December 31, 1996, from 25 million as of December 31, 1995 and 20 million as of December 31, 1994. This increase was obtained through the establishment of the two new facilities in Illinois and the acquisition of the Philadelphia and Concord facilities. Although TDF sales represent a small portion of the Company's revenues, they provide the primary outlet for the Company's processed material that supports the Company's growth. TDF sales accounted for 10%, 7%, and 9% of total company revenues for 1996, 1995 and 1994, respectively, and wire sales were 2% for 1996 and 0% for both 1995 and 1994, whereas tipping fees, hauling and other services accounted for 88%, 93% and 91% of total Company revenues for 1996, 1995 and 1994, respectively.


SEASONALITY
-----------

Historically, the Company's TDF sales volume has been seasonal in the Pacific Northwest, with volumes diminishing between June and November of each year when the major customers in that region, pulp and paper mills, need less fuel supplementation than in the winter and spring months when their waste wood fuel is wet. However, as the Company has expanded with facilities throughout the country, the impact of seasonal fluctuations in the Pacific Northwest region has diminished considerably compared to previous years.

The Company believes WR-Illinois' contract with Illinois Power Company for the sale of 60,000 tons per year of TDF which has a term through July 1, 1999, as well as growing the Company's client base in the South and Southeast, will help to dampen seasonal fluctuations over the foreseeable future. The Company has also began supplying TDF to additional utility and industrial customers in the Midwest, further mitigating seasonal fluctuations of TDF sales.

SCRAP-TIRE MARKET
-----------------

The Rubber Manufacturing Association (RMA) estimates that approximately 350 million passenger tire equivalents (PTE's) (equivalent to approximately 255 million tire units) were scrapped in 1996.

As the result of establishing wire recycling systems, the average yield for the Company in the TDF process increased in 1996 to one ton of product from approximately 107 PTE's as opposed to 130 in 1995 without the wire systems. Thus, if all tires scrapped in a year were converted to TDF, the potential output would be approximately 3.3 million tons - more than 30 times the Company's 1996 tonnage sales of TDF. Even after allowing for the 15% of tires scrapped annually that are used in other applications, the scrap tire supply, in general, should not have a limiting effect on the Company's ability to continue
its growth for the foreseeable future.   This calculation does not take into
account the additional "raw material" represented by abandoned tire piles which further increases the potential TDF output.

Demand for TDF appears to be growing, especially in the utility industry based on the Company's experience with this type of customer over the last three years. Certain of the benefits of TDF, such as high BTUs, low cost, and reduced sulfur emissions, have contributed to increased TDF utilization by electric power generating facilities. Management believes there are continuing opportunities to increase demand for this fuel. One example of this is the agreement with the Illinois Power Company. Under the terms of the Company's contract, the Illinois Power Company will burn up to 7.5 million reprocessed tires, or 60,000 tons of TDF, per year at its Baldwin Power Station (Baldwin). This figure, which constitutes about 60% of the tires annually discarded in Illinois, equates to only 2% of the energy needs at the Baldwin plant. WR-Illinois has recently entered into an agreement with Wisconsin Power and Light, further establishing itself in this growing market segment. The agreement with Wisconsin Power & Light calls for the delivery of up to 24,000 tons of TDF over a thirteen month period beginning January 1997.

GOVERNMENT REGULATION
---------------------

The Company works within a network of government regulations and programs at both the scrap tire supply side and the TDF supply side of the business. Due to the recognized fire and mosquito-borne health hazards associated with stockpiles of scrap tires and the desire to curtail additional growth of stockpiles, more restrictive regulation with respect to the disposal of current generation of scrap tires has been implemented at all levels of jurisdiction with increasing intensity in recent years.

In the past couple of years, legislation has had a significant effect on the Company's Houston operation. The State of Texas collects $2 for each new passenger tire and $3.50 for each new truck tire sold. The proceeds fund the clean-up of abandoned tire piles, as well as the disposal of current scrap tire generation, and are the source of the $.85 per weighed tire unit (18.7 lbs.) paid to licensed and registered scrap tire processors. The Company was one of the first processors registered in 1992, and has been the only processor in the state to recycle all of the scrap tires it has received under the program. The Company was under the State of Texas' allocation program until September 1995, at which time the allocation system was eliminated and now allows qualified processors to process tires on an unlimited basis. However, the Company's ability to increase tire flow into its facility was restrained since this legislation allowed competitors to stockpile scrap tire material and continue to receive compensation from the State.

The result was the creation of large piles of shredded tires across the State. In efforts to curtail the growth of these shred piles, this legislation was amended as of January 1, 1996 to require end-use markets such as TDF markets, for example, for scrap tires collected. Although the effective date of the requirement for end-use markets was January 1, 1996, the State allowed a "grace period" for scrap tire processors to continue operating without end-use markets. This grace period ended December 31, 1996.

The burning of TDF is subject to regulation by federal, state and local governmental agencies. Generally, the Company and its customers must comply with established mandatory disposal regulations and safety guidelines. TDF customers must comply with certain emissions and ash content standards, and with the requirements of the U.S. Environmental Protection Agency and certain portions of the Clean Air Act. It is anticipated that initial permit applications to burn TDF in new states will be thoroughly scrutinized by regulatory bodies for emissions standards and ash content compliance. The Company has developed historical information from its current customer base, as well as from the numerous trial burns it has been associated with, which provides a potential advantage in working with customers in their contacts with regulatory agencies.

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

In the Southwest, the implementation of legislation in Texas in 1992 fostered the establishment of approximately 20 new tire processors. Many of these processors are still active, but recently several laws have been implemented that provide that (i) as of September 1, 1995, limitations are removed on the number of PTE's that the Company can process and receive payment for on a monthly basis and, (ii) as of January 1, 1996, only tire processors with an end-use market may qualify for reimbursement from the State of Texas.
These laws place pressure on the Company's competitors to produce and market a better quality tire chip than is required by current State of Texas specifications. The Company is the only processor in Texas to have marketed all material it has processed and believes that with the increased liability of the State of Texas from growing shred piles produced by other processors, the Company is well positioned and should ultimately benefit from increased market share of scrap tire disposal services.

Browning Ferris Industries, Inc. ("BFI") entered the scrap tire processing business through the acquisition of Maust Tire Recyclers of Savage, Minnesota in 1991. BFI, headquartered in Houston, Texas, is one of the largest waste disposers in the United States and operates tire processing facilities in the states of Minnesota and Georgia.

The Company's primary competition for the acquisition of scrap tire casings comes from the companies mentioned above, numerous individual collectors, and Lakin General. Lakin is a large collector of scrap tires on a national level. Lakin's primary business is the "culling" out of usable casings from the scrap flow and selling them into secondary markets as used tires. The Company, at some locations, is a recipient of scrap from Lakin.

The Company recognizes that its operations and expansions are and will be subject to competition from other companies, some of whom have substantially greater financial, marketing, research and development, and personnel resources than the Company. However, the Company believes that it can effectively compete on the basis of its expertise in the logistics of tire disposal and TDF production technology. The Company's newly-constructed TDF plants will incorporate process equipment design modifications that improve operating efficiency as compared with the original Portland operation. The Company believes that its processing costs and reliability are better than those achievable by competitors using commercially available tire processing equipment.

PATENTS AND PROPRIETARY PROTECTION

The Company owns the United States patents set forth in the following table:

 Patent No.                 Title/Description                        Issue Date
 ----------                 -----------------                        -----------

 4,374,573    Apparatus for Shredding Rubber Tires and Other Waste      02/22/83
              Materials

 4,519,550    Material Guide and Clearer for Commuting Apparatus        05/28/85

 4,560,112    Scrap Shredding Apparatus Having Clearing Rings and       12/24/85
              Method for Sharpening Same

 4,561,467    Triple Gate Valve                                         12/31/85

 4,714,201    Tire Processing Apparatus and Method                      12/22/87

 4,750,437    Method for Disposal of Waste Materials by                 06/14/88
              Incineration

 4,804,031    Apparatus for Removing Tires From Wheels                  02/14/89

 4,806,056    Modular Fuel Metering Apparatus and Method                02/21/89


The Company owns the Canadian patents (and pending applications) set forth in the following table:

 Patent No.                   Title/Description                       Issue Date
 ----------                   -----------------                       ----------
 1,220,461    Scrap Shredding Apparatus Having Clearing Rings           04/14/87
              and Method for Sharpening Same

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

EMPLOYEES

As of December 31, 1996, the Company had 314 full-time employees, of whom 279 were in operations and the balance in administration, sales, planning and engineering. None of the employees are covered by collective bargaining agreements, and the Company believes its relations with its employees are generally good.

EXECUTIVE OFFICERS OF THE COMPANY

All executives hereunder are elected annually in accordance with the by-laws and serve until their successors are elected and qualified. There are no family relationships among any of the Company's executive officers. For a more detailed description of the Company's executive officers, please see the information under the caption "Executive Officers of the Company" in the Company's Proxy Statement to be filed under Regulation 14A within 120 days after December 31, 1996.


        Name             Age         Position Held With Registrant
        ----             ---         -----------------------------

 MARTIN B. BERNSTEIN     63          Chairman of the Board of Directors
 THOMAS L. EARNSHAW      42          President and Chief Executive Officer
 ROBERT L. THELEN        58          Senior Vice President - Engineering
 MARK W. HOPE            43          Senior Vice President
 C. RON McNUTT           52          Senior Vice President
 DAVID G. GREENSTEIN     37          Senior Vice President

The positions and offices of the executive officers of the Registrant are as follows:

MARTIN B. BERNSTEIN was elected Chairman of the Board of Directors of the Company at the February 13, 1997 Board of Directors meeting. Mr. Bernstein joined the Board of the Company in December of 1996 in connection with the Company's acquisition of U.S. Tire.

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

MARK W. HOPE joined the Company at its inception in 1982. He was Vice President of the Company's Northwest Region prior to accepting his current position.

C. RON MCNUTT joined the Company on April 2, 1996 as Senior Vice President of Operations. He had been an operations officer in the waste paper industry prior to joining the Company.

DAVID G. GREENSTEIN joined the Company in December of 1996 in connection with the Company's acquisition of U.S. Tire. He also serves as President of the Company's U.S. Tire subsidiary.



                                  [End of Page]

ITEM 2.  PROPERTIES

The Company currently occupies the following properties:

                                                  Sq. Footage of     Owned or Lease   Current Monthly
      Location and Description                        Building         Expiration         Rental
      ------------------------                        --------         ----------         ------
PORTLAND, OREGON:
    25,000 sq. ft. paved property with metal            1,000            12/31/99          $872
       manufacturing building
    45,000 sq. ft. property with metal fabrication      4,800            12/31/99        $3,200
       and maintenance building
    20,000 sq. ft. graveled lot                            -              5/31/99          $800
    Office and shop on 1.2 acres                        8,000             7/31/99        $2,200
HOUSTON (HARRIS COUNTY), TEXAS:
    Production facility on 9 acres partially paved     13,800              Owned             -
       with metal building
ATLANTA, GEORGIA:
    Production facility on 3 acres partially paved      4,800            12/31/97        $2,785       with metal building
PHILADELPHIA, PENNSYLVANIA
    4 acres of land holding processing facility         1,500             2/28/05        $3,200
DALLAS, TEXAS:
    Office space                                        4,500             2/28/00        $2,765
DUPO, ILLINOIS:
    Production facility on 10 acres partially          12,000            11/30/14        $1,000
      paved with metal building
MARSEILLES, ILLINOIS:
    Production facility on 6.8 acres partially          9,600              Owned             -
      paved with two metal buildings
CONCORD, NORTH CAROLINA:
    Production facility on 87 acres with office         5,600              Owned             -
       and shop

In Portland, Oregon the Company occupies a 1,500 square foot building and 400 square feet of office space on the second floor of the 4,800 square foot metal fabrication building which serves as its administrative offices. The administrative offices of the Houston, Atlanta, Philadelphia, Dupo, Marseilles and Concord facilities are in office trailers of approximately 600 square feet. The Company's executive offices occupy approximately 4,500 square feet in Dallas, Texas. The Company believes that its facilities are adequate for its immediate needs, and that it has the capacity to accommodate significant additional volume at its tire shredding plants.


ITEM 3.  LEGAL PROCEEDINGS

Special Note: Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Reform Act. See "Special Note Regarding Forward-Looking Statements" for additional factors relating to such statements.


The Company is involved in routine litigation arising in the ordinary course of business. In the opinion of management, such matters would not have a material adverse effect on the financial condition or the results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company shareholders during the fourth quarter of 1996.


                                  [End of Page]

                                    PART  II

ITEM 5.  MARKET FOR REGISTRANT'S STOCK AND RELATED SECURITY HOLDER MATTERS

The Company's no par value Common Stock is presently being traded on the over-the-counter market.

Trading commenced on July 17, 1986 and the Registrant's common shares were quoted on the NASDAQ system until February 20, 1990 at which time the Common Stock was delisted as a result of the Company's failure to meet applicable capital and surplus requirements. The following table sets forth the range of bid and ask prices for the Registrant's Common Stock during the periods indicated:

                           High                 Low
                           ----                 ---
 Quarter Ended         Bid      Ask         Bid     Ask
 -------------         ---      ---         ---     ---
    03/31/95            1      1 1/2        1/2      1
    06/30/95          1 5/8    2 1/8        1/2     15/16
    09/30/95         1 11/16   2 1/8        7/8    1 5/16
    12/31/95          1 3/8    1 7/8        3/4    1 1/16
    03/31/96          1 3/8    1 9/16        1     1 5/32
    06/30/96         1 13/16     2           1     1 1/4
    09/30/96          1 1/2    1 9/16      1 1/16  1 1/4
    12/31/96          2 5/16   2 3/8        1 1/2  1 5/8

(a) The quotations set out above represent prices between dealers and do not include retail mark-up, mark-down or commissions and may not represent actual transactions. Prior to termination by NASDAQ (February 20, 1990), such quotations were received from NASDAQ. Quotations after such time are obtained from the National Quotation Bureau.

(b) The approximate number of record holders (not including participants in securities position listings) of the Registrant's common shares as of March 31, 1997 was 454.

(c) To date, the Registrant has not paid any dividends on its Common Stock. Future dividends, if any, will be paid in compliance with the Company's loan agreements. The Company has outstanding 203,580 shares of its 7% cumulative preferred stock. Prior to payment of a dividend on its Common Stock, all dividends accumulated on such preferred stock must be paid. The Company does not anticipate paying dividends on its Common Stock in the foreseeable future.

RIGHTS OFFERING


The Company distributed nontransferable subscription rights (the "Rights") to subscribe for an aggregate of 3,238,857 shares of its Common Stock for an offering price of $0.75 per share (the "Subscription Price") to the holders of record of the Common Stock at the close of business on April 14, 1995 (the "Record Date"), and to certain holders of the Company's convertible debentures, provided that on or before June 7, 1995 (the "Conversion Date") such debenture holders converted the debentures to Common Stock (collectively, the "Eligible

Shareholders"). The Eligible Shareholders received in this offering two Rights for each five shares of Common Stock held on the Record Date or the Conversion Date. Each Right entitled the holder to subscribe for and purchase one share of Common Stock upon payment of the Subscription Price. Each Right also entitled the holder to subscribe for additional shares of Common Stock available in this offering that were not subscribed and paid for by other Eligible Stockholders under the basic subscription privilege.

At the conclusion of the Rights offering on June 26, 1995, the full amount of the subscription had been exercised; 3,238,857 shares of Common Stock were issued and $2.2 million in capital was raised for specific equipment improvements and working capital. In conjunction with the offering, $265,000 plus accrued interest of $17,951 of the convertible, subordinated debentures were converted at the rate of $0.875 per share into 323,373 shares of Common Stock.

PURCHASE OF U.S. TIRE RECYCLING PARTNERS, L.P.

The Company issued 3,242,997 shares of unregistered Common Stock, $1,850,000 of convertible subordinated notes, and promissory notes in the aggregate amount of $605,035 as consideration for the purchase of U.S. Tire Recycling Partners, L.P. in December 1996. The Company also issued 243,224 unregistered shares of Common Stock to a third party as compensation for services rendered as financial advisor to the Company in connection with the acquisition of U.S. Tire. The convertible subordinated notes are convertible at $2.50 per share and have an interest rate of 5% per annum in 1996 and 1997, 6% in 1998 and 7% in 1999 and 2000. Interest is paid quarterly with principal payments beginning on March 31, 1999 in the amount of $500,000, and $450,000 on September 30, 1999, March 31, 2000 and September 30, 2000.
Principal amounts are subject to reduction if certain cash flow tests are not met by the Company's U.S. Tire subsidiary. The Company has undertaken to register the shares of Common Stock received by the sellers of U.S. Tire in mid-1997 (see 1997 Registration Statement under this Item 5).

PURCHASE OF INTEREST IN WR-ILLINOIS

The Company issued 1,100,000 shares of unregistered Common Stock to acquire Riverside Caloric Company's (RCC) 55% interest in WR-Illinois in December of 1996. The Company formed the Partnership in 1993 with RCC (a wholly-owned subsidiary of NIPSCO Industries, Inc.) to build two production facilities in Illinois. The Company owned 45% of the partnership prior to acquiring RCC's interest. The Company has undertaken to register the shares of Common Stock received by NIPSCO Industries, Inc. in this transaction in mid-1997 (see 1997 Registration Statement under this Item 5).

ISSUANCE OF COMMON STOCK AND WARRANTS

On December 24, 1996 and December 26, 1996, the Company sold 1,050,000 shares of unregistered Common Stock for $1.45 per share in a private placement. In connection with issuing this stock, warrants to purchase a like amount were also sold for $0.05 per share. This sale was made to qualifying individuals, of which one was Mr.

Michael Dodge, a director of the Company. Mr. Dodge purchased 300,000 shares of unregistered Common Stock for $1.45 per share and $0.05 per warrant. The Company has undertaken to register the shares of Common Stock received by the investors in this private placement in mid-1997 (see 1997 Registration Statement under this Item 5).

1997 REGISTRATION STATEMENT

In the agreement to acquire U.S. Tire, the Company agreed to file a registration statement with the Securities and Exchange Commission to register shares issued to the sellers of U.S. Tire after its 1996 Form 10-K is filed. The shares of Common Stock issued to NIPSCO and those sold in the December private placement were given the right to be included in this filing. The Company anticipates that this filing will be completed on or about May of 1997.

                                 [End of Page]

ITEM 6:  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data has been derived from the consolidated financial statements and should be read in conjunction with and are qualified by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 and the Consolidated Financial Statements and related Notes included in Item 8.


                                                      For the Years Ended December 31,
                                                      --------------------------------
                                    1992           1993            1994            1995            1996
                                    ----           ----            ----            ----            ----
OPERATING DATA
TDF sales                        $1,242,464     $1,114,975     $ 1,104,691     $ 1,080,172     $ 1,589,405
Wire sales                                -              -               -               -         397,701
Disposal and other revenues       6,820,392      7,625,518      11,320,714      13,059,751      14,687,426
                                 ----------     ----------     -----------     -----------     -----------
Total revenues                    8,062,856      8,740,493      12,425,405      14,139,923      16,674,532

Operating expenses and
  depreciation                    5,790,747      6,902,545       9,753,225      12,098,884      13,103,362
General and administrative
  expenses                        1,559,784      1,660,449       2,099,579       2,568,094       3,171,418
                                 ----------     ----------     -----------     -----------     -----------
Income from operations              712,325        177,499         572,601        (527,055)        399,752
Interest expense, net               353,396        352,835         378,761         457,202         375,093
Other (income) expense             (248,880)       (67,340)         10,567        (380,066)       (935,795)
Minority interest in income         360,766         87,617               -               -               -
Loss in equity of Partnership             -              -          20,260         322,630         668,504
                                 ----------     ----------     -----------     -----------     -----------
Income (loss) before income
  taxes and extraordinary items     247,043       (195,613)        163,013        (926,821)        291,950
Income tax benefit (expense)       (100,000)             -         447,543               -          (8,850)
                                 ----------     ----------     -----------     -----------     -----------
Income (loss) before
  extraordinary item                147,043       (195,613)        610,556        (926,821)        283,100
Extraordinary item utilization of
  income tax carry forwards***      100,000              -               -               -               -
                                 ----------     ----------     -----------     -----------     -----------
Net income (loss)                $  247,043     $ (195,613)     $  610,556     $  (926,821)    $   283,100
                                 ----------     ----------     -----------     -----------     -----------
                                 ----------     ----------     -----------     -----------     -----------
Net income (loss) per share:
  Income (loss) before
    extraordinary item           $      .00     $     (.08)     $      .06     $      (.12)    $       .01
  Extraordinary item                    .02              -               -               -               -
                                 ----------     ----------     -----------     -----------     -----------
  Net income (loss)              $      .02**   $     (.08)**   $      .06**   $      (.12)**  $       .01
                                 ----------     ----------     -----------     -----------     -----------
                                 ----------     ----------     -----------     -----------     -----------**
Weighted average number of
  common and dilutive common
  equivalent shares outstanding   4,354,995      4,040,199       7,762,817       9,132,359      11,856,758
                                 ----------     ----------     -----------     -----------     -----------
                                 ----------     ----------     -----------     -----------     -----------
OTHER DATA
Earnings before interest, taxes,
  depreciation & amortization
  (EBITDA+)                      $1,297,310     $  899,619      $1,236,758     $  486,089      $ 1,861,493
                                 ----------     ----------     -----------     -----------     -----------
                                 ----------     ----------     -----------     -----------     -----------
EBITDA as a percentage of
  revenues                            16%            10%             10%             3%              11%
                                      ---            ---             ---             --              ---
                                      ---            ---             ---             --              ---
Tons of TDF sold during
  the period ended (unaudited)       59,494         62,156          62,564         72,961          102,929
                                 ----------     ----------     -----------     -----------     -----------
                                 ----------     ----------     -----------     -----------     -----------

BALANCE SHEET DATA
Total assets                     $5,394,772     $5,876,105     $ 8,745,077    $10,732,399      $28,391,800
Total long-term debt             $2,294,758*    $2,065,509*    $ 4,002,585    $ 4,409,249      $12,053,395
Total shareholders' equity
  (deficit)                      $ (225,049)    $ (362,932)    $ 1,258,819    $ 2,899,006      $ 8,329,123


    +The Company believes that EBITDA is a useful common yardstick for measuring the capacity of companies to generate cash without reference to how they are capitalized, how they account for significant non-cash charges for depreciation and amortization associated with assets used in the business, the bulk of which are long-lived assets, or what their tax attributes may be. Additionally, since EBITDA is a basic source of funds not only for growth but to service indebtedness, lenders in both the private and public debt markets use EBITDA as a significant determinant of borrowing capacity.
    *Includes long-term debt then classified as short-term debt as a result of the Company's noncompliance during such period with certain financial covenants in its debt agreement.
    **Undeclared dividends on cumulative preferred stock of $142,895, $142,502, $142,502, $142,506, and $142,896 at December 31, 1992, 1993, 1994,
    1995, and 1996 respectively, have been added to net loss or subtracted from net income for purposes of computing net income (loss) per common share. ***The Company adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes", January 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note: Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Reform Act.
 See "Special Note Regarding Forward-Looking Statements" for additional factors relating to such statements.

GENERAL COMMENTS

The Company owns and operates plants in Portland, Oregon, Houston, Texas, Atlanta, Georgia, Philadelphia, Pennsylvania, Dupo, Illinois, Marseilles, Illinois and Concord, North Carolina. During 1993 and until January 1994, the Portland facility was owned by Waste Recovery Partners, Ltd., a limited partnership, of which the Company had a 65% ownership position and served as the managing partner. Effective January 1, 1994, KCT converted its limited partnership interests in the partnership into 2.6 million unregistered shares of the Company's Common Stock which equated to approximately 35% of the fully diluted outstanding Common Stock at the time of conversion. Late in 1994, construction began on the Dupo and Marseilles tire processing plants which began operations in late 1995. These plants were originally owned by the Illinois Partnership, of which the Company owned a 45% interest and was the managing partner until December of 1996 when the Company acquired its partner's interest in the partnership. See "Item 5 - Market for Registrant's Stock and Related Security Holder Matters -- Purchase of Interest in WR-Illinois."

Regional services are coordinated from the operating bases mentioned above. Operations encompass full-service scrap tire disposal and the recycling of tires into a supplemental fuel form. The Company generates revenues from scrap tire disposal fees, hauling of scrap tires, sales of used tires in the used tire market, the sale of wire extracted from processed tires and from the sale of TDF. At the plants, scrap tires are converted and refined into TDF, a high BTU supplemental fuel that is sold primarily to major domestic cement and paper manufacturers as well as electrical generating stations. The Concord facility operates a scrap tire monofill and primarily markets processed material for civil engineering purposes.

During the past three years, the effects of inflation on the Company's operations have been negligible.

In the last three years, the Company has experienced significant growth.
1995 was a particularly important year with the acquisition of Domino and the Company's entry into the Illinois and surrounding Midwest scrap tire markets with the construction of the two Illinois plants. The Company has grown from a scrap tire processing capacity of 20 million PTE's in 1994 to over 45 million PTE's in 1996. The Company grew considerably more with the acquisitions of the unowned 55% interest in WR-Illinois and U.S. Tire, both in December 1996. See "Item 5 - Market for Registrant's Stock and Related Security Holder Matters --Purchase of Interest in WR-Illinois" and "-- Purchase of U.S. Tire Recycling Partners, L.P." Operating results and cash flow in 1996 were an improvement over 1995 as the Company took action to manage this growth and increase efficiency and profitability. It is the Company's goal to grow through the acquisition of small tire disposal businesses and consolidate the capability and resources of those businesses with the intent of providing a single-source tire disposal service to customers on a national basis. Management is aware that to achieve this goal, the Company must have sufficient working capital, the ability to obtain new capital, a high-quality management team, and an availability of scrap tire disposal businesses to purchase.

The growth that began in 1995 proved to be a challenge for the Company as it went from three established plants to a total of six plants by December 31, 1995. Domino, which was acquired in March 1995, had to be restructured and rebuilt to enable it to produce a quality TDF product. Upon completing these capital improvements, an unexpected soft demand for TDF in the Northeast resulted in poor TDF sales at Domino in 1995, a trend that continued into 1996. The Company has, however, continued to supply TDF to a utility in New Jersey, and the TDF market in the Northeast appears to be improving. If the TDF market improves as expected, the Domino plant should achieve the levels of productivity and sales originally anticipated by management.

During the fourth quarter of 1995, the Company began operations at the two new Illinois facilities constructed outside of Chicago and St. Louis. The facilities were originally scheduled to open before the summer of 1995; however, due to a late start in 1994 as a result of bad weather and flooding in the Midwest region in early 1995, the plants were not completed and operational until September 1995. The late entry into the scrap tire market and the following winter months severely hampered marketing efforts and tire flow. The performance of the Illinois plants suffered during this startup phase as they established themselves in the region's scrap tire market. By mid-1996 tire flow had increased significantly, and with changes in Illinois scrap tire legislation, tire flow increased even more by July 1996. Performance at the Illinois plants consistently improved during the rest of the year and by year-end, the facilities had increased their operations to a 50% capacity utilization level. The Company believes that the TDF market in the Midwest is strong, as evidenced by a new TDF supply contract with Wisconsin Power and Light, which will be supplied by the Marseilles plant. Continued growth in tire flow at the Illinois plants should provide these facilities with the ability to take advantage of the growing TDF market throughout 1997 and following years. The Illinois operations took a positive turn towards profitability in 1996 and this trend is expected to continue through 1997 as tire flow and productivity levels steadily increase, allowing the Company to take further advantage of the growing TDF markets in the Midwest region.

Another significant event of 1996 was the acquisition of U.S. Tire. This scrap tire processor located in Concord, North Carolina operates a scrap tire collection network throughout the state and surrounding Eastern corridor as well as a scrap tire monofill. While the U.S. Tire facility landfills the majority of scrap tires collected, other revenues are generated through tire grading activities where collected tires are sold in used tire markets, and the sale of processed scrap tires as a tire-derived product for civil engineering purposes. With a tire flow of over 5 million PTE's annually and historically strong operating results, the U.S. Tire facility should significantly contribute to the positive trend towards consistent profitability the Company has taken in 1996.

The Company's Portland facility continues to maintain a strong position in the scrap tire market in the Northwest. The fourth quarter marks a period of transition for this plant as management began restructuring the facility's collection network to increase efficiency and lower costs. The facility also began a tire pile remediation project in the State of Washington in April 1996 that is expected to be completed in November 1997. This project involves the clean-up of approximately four million PTE's and 22 million pounds of shredded tires. Installation of a wire recycling system, as previously noted, was completed at the Portland plant in December 1996.
While the scrap steel market is softer than expected for the wire product generated in Portland, the elimination of disposal costs previously associated with the wire residue along with new revenues generated from wire sales should improve the operating results of this plant.

The Baytown facility showed strong improvement in TDF sales and disposal fees primarily as a result of the elimination of the State of Texas' scrap tire allocation program. Within Texas, the Company is now allowed to collect as many scrap tires as can be processed and sold. As the Baytown facility completed its third full quarter of wire production as of December 31, 1996, wire sales were strong as the response from the scrap steel industry for the Company's wire product has been very favorable in this region. The Company maintains its position of being the only processor in the State of Texas to completely recycle all scrap tires received under the Texas program. It appears that this facility is well positioned for the future as Texas legislation beginning in 1997 requires all scrap tire collectors to have end-use markets for the scrap tire material they generate.

In 1996, the Atlanta facility had increased TDF sales with the addition of a new customer and increased consumption by the facility's existing customer base. With the continued acceptance of TDF as a supplemental fuel by solid-fuel burning industries in the region, TDF sales are expected to remain consistent and should continue to strengthen in the future. Like Portland and Baytown, a wire recycling system was installed in June of 1996. Revenue received from scrap wire product in this region notably exceeds associated production costs. The Atlanta plant, however, experienced a setback in November 1996 when a portion of the plant was disabled by a mechanical fire. The section of the plant not damaged by the fire has allowed the facility to continue to receive an uninterrupted flow of scrap tires from its existing customer base while the plant is rebuilt. The tires received are shredded and then landfilled, with most of the landfilling activity occurring at the Company's new U.S. Tire facility. The landfilling alternative provided by the U.S. Tire facility has allowed the Company to hold costs down while the Atlanta plant is rebuilt. As the facility was adequately insured and much of the damaged equipment already fully depreciated, a gain on involuntary conversion of assets was recognized in the fourth quarter. Since the Company has been able to maintain an uninterrupted tire flow, the Atlanta facility is expected to resume complete operations in mid-April 1997 when rebuilding efforts are scheduled to be completed.

While 1995 was indicative of the Company's struggle with the tremendous growth that occurred since 1994, 1996 reflects the Company's move toward its goal of achieving positive operating results and improved cash flow. Management is highly aware of the need to carefully manage the recent growth of the Company and maintain a course towards the consistent profitability necessary to sustain continued growth and ensure the Company's ability to service its debt.

A recap of the Company's operating results before income taxes follows:

                                                 1996        1995        1994
                                                 ----        ----        ----
Operating income (loss)                       $ 399,752   $(527,055)  $ 572,601

Interest expense (net)                         (375,093)   (457,202)   (378,761)

Gains on sales of equipment and other income    311,576     380,066     175,675

Gain (loss) on involuntary conversion of
  assets                                        624,219           -    (186,242)

Equity in loss from Partnership operations     (668,504)   (322,630)    (20,260)
                                              ---------   ---------   ---------

Income (loss) before income taxes             $ 291,950   $(926,821)  $ 163,013
                                              ---------   ---------   ---------
                                              ---------   ---------   ---------



                                 [End of Page]

1996 VS. 1995 VS. 1994

The table below summarizes the activity of the Company as well as the basic revenue categories for the last three years:

                                              1996         1995         1994
                                              ----         ----         ----


TDF Tons Sold                                  102,929       72,961       62,564

Passenger Tire Equivalents Received (Tons)     162,926      132,793      108,165

TDF Sales                                  $ 1,589,405  $ 1,080,172  $ 1,104,691

Wire Sales                                 $   397,701            -            -

Disposal and Hauling Fees                  $14,687,426  $13,059,751  $11,320,714

TDF Inventory - Year End (Tons)                 15,402        8,194       14,477

The Company's total revenues of $16,674,532 for 1996 were 18% higher than the $14,139,923 received in 1995, and 34% higher than the $12,425,405 received in 1994. This increase is the result of a 47% and 44% increase in TDF sales, and a 13% and 30% increase in disposal fees, hauling, and other revenue over 1995 and 1994, respectively, as well as sales of wire product for the first time in 1996 generated from the newly installed wire systems. Tons of TDF sold were improved in 1996 for an increase of 41% over 1995 and 65% over 1994. The average TDF price of $15.44 per ton was an improvement in 1996 over $14.80 for 1995 as the Company continued to develop new markets for its TDF. Compared to 1994 at $17.64, however, the 1996 price per ton was still down. Management believes the upward trend in TDF prices should continue based on a steady increase in the demand for TDF. Tire flow also increased, showing an improvement of 23% from 1994 to 1995 and 23% from 1995 to 1996. The increases contributed to improved disposal and hauling fees in 1995 and 1996. TDF inventory increased as a result of higher production levels and the increase in PTE's received but is also reflective of a full year of operation at six facilities as opposed to three in 1994. In addition to a healthier tire flow at the Company's plants, the acquisitions of Domino in 1995 and WR-Illinois and U.S. Tire in December 1996 contributed to the increase in disposal, hauling and other revenues.

The table below compares cost elements as a percentage of revenues (Revs.) over the last three years:

                                       % of               % of             % of
                             1996      Revs.    1995      Revs.    1994    Revs.
                             ----      -----    ----      -----    ----    -----
Total Variable
  Operating Expenses      $11,908,912   71%  $11,143,176   79%  $9,058,241  73%
Depreciation                1,194,450    7%      955,708    7%     694,984   6%
                          -----------   --   -----------   --   ----------  --
Total Operating Expenses  $13,103,362   78%  $12,098,884   86%  $9,753,225  79%
                          -----------   --   -----------   --   ----------  --
                          -----------   --   -----------   --   ----------  --

Operating expenses decreased significantly in 1996 as a percentage of revenues compared to 1995. The decrease is primarily the result of the wire reclamation systems. Higher tire flow and increased production efficiency, as well as the elimination of wire disposal costs at the Baytown, Atlanta, and Portland plants, also contributed to the improvement over 1995 and 1994. Prior to installation of the wire systems, the Company incurred costs to dispose of the wire waste residue. As a result of the wire systems installed in 1996, not only was this cost eliminated, but a new source of revenue was generated through the sale of the wire product to the scrap steel industry. This trend is expected to show continued improvement as 1997 will represent a full year of operations for the wire systems.

Depreciation expense increased in 1996 compared to 1995 primarily as a result of the new wire systems installed in the Atlanta, Baytown, and Portland plants throughout 1996. The acquisition of WR-Illinois and U.S. Tire in December 1996 also contributed to this increase. Depreciation expense as a percentage of revenues remained unchanged compared to 1995.

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

General and administrative expense increased $603,324 in 1996 compared to 1995, and increased $468,515 in 1995 compared to 1994. The increases are due to the acquisitions of Domino in 1995, and WR-Illinois and U.S. Tire in December 1996, as well as increased staffing at the plant and corporate levels, higher salaries and health insurance costs, and other administrative costs from the overall increase in corporate activities as a result of the growth of the Company. Interest expense decreased in 1996 compared to 1995 primarily due to the conversion of the subordinated convertible debentures on July 1, 1996 (see note 12 of the financial statements of the Company), and the capitalization of interest in connection with the construction and installation of the wire systems in the Atlanta, Baytown, and Portland plants in 1996. Interest expense increased in 1995 due to additional debt from the acquisition of Domino and the interest accrued on the remaining convertible debentures. Interest expense comprised 3% of total revenues compared with 4% in 1995 and 3% in 1994.

                                % of              % of              % of
                       1996     Revs.    1995     Revs.    1994     Revs.
                       ----     -----    ----     -----    ----     -----
General and
  Administrative    $3,171,418   19%  $2,568,094   18%  $2,099,579   17%
Interest Expense       447,176    3%     517,986    4%     400,314    3%
Interest Income        (72,083)   -      (60,784)   -      (21,553)   -
                    ----------   --   ----------   --   ----------   --
                    $3,546,511   22%  $3,025,296   22%  $2,478,340   20%
                    ----------   --   ----------   --   ----------   --
                    ----------   --   ----------   --   ----------   --

LIQUIDITY AND CAPITAL RESOURCES

Improved operations and corresponding net income for 1996, as well as the conversion of the subordinated debentures, the private placement sale of Common Stock in December 1996, and the acquisitions of WR-Illinois and U.S. Tire have all contributed to the Company's stronger equity position as of the end of 1996.

Management remains sensitive to the risks that the Company will not have the financial strength to take advantage of opportunities that are developing. It is anticipated that with operating results continuing their 1996 improvement, the Company will be able to adequately fund its working capital requirements for at least the next twelve months. Capital expenditures for 1997 are expected to be lower than the past two years as all of the plants' machinery and equipment are in good working order, and the wire reclamation systems were fully installed in 1996. These two factors should continue to reduce operating costs. The Company will continue to explore ways to improve its financial position to capitalize in the growth that has developed over the past year.

Capital expenditures totaled approximately $1.7 million in 1996. The increase in capital expenditures is primarily due to the wire systems installed in Atlanta, Baytown, and Portland, and the construction of a tire shredder for use in a major tire pile clean-up project. The Company also purchased two pieces of heavy equipment for the Baytown and Domino plants. The Company's strategy for operations and growth continues to be based on continuous improvement in both process and logistical equipment, control of production costs, and increased marketing of TDF and reclaimed wire.

The Company's working capital balance at December 31, 1996 was a deficit of $27,018. This deficit is primarily the result of current installments due on the Illinois bonds and related accrued interest which were included in the consolidated financial statements as a result of the WR-Illinois acquisition on December 1, 1996. Current liabilities also includes deferred grant revenue (see note 15 of the financial statements of the Company) from WR-Illinois at December 31, 1996.

The Domino debt was modified to extend the first annual payment of $200,000, which was due March 21, 1996, to twelve equal monthly principal installments of $16,666 beginning September 21, 1996. The second installment of $225,000 has been extended to May 1997.

Effective June 30, 1996, the convertible subordinated debentures in the amount of $495,000 plus accrued interest of $46,564 were converted into 618,930 shares of Common Stock.

In February 1996, the Company switched financial institutions and was able to secure a preferred interest rate of prime less .5% on its term note in the amount of $1.1 million, which remains guaranteed by the Goodyear Tire and Rubber Company.

These modified debt agreements should allow the Company to better manage its cash flow to match the revenue stream.

Management believes that 1996 results reflect the positive effects of an increased tire flow and stronger TDF market. The acquisitions of WR-Illinois and U.S. Tire are expected to contribute to the continuation of this positive trend. Debt service charges continue to increase annually as the Company experiences high growth. However, management still believes that the Company's operating strategies are on the right track, and they continue to have confidence in the future potential for the Company.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item begin at page F-1 hereof.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         -None-



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required in response to this item is incorporated herein by reference to the Company's Proxy Statement to be filed under Regulation 14A within 120 days after December 31, 1996.


ITEM 11.  EXECUTIVE COMPENSATION

The information required in response to this item is incorporated herein by reference to the Company's Proxy Statement to be filed under Regulation 14A within 120 days after December 31, 1996.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required in response to this item is incorporated herein by reference to the Company's Proxy Statement to be filed under Regulation 14A within 120 days after December 31, 1996.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in response to this item is incorporated herein by reference to the Company's Proxy Statement to be filed under Regulation 14A within 120 days after December 31, 1996.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) 1. Financial statements are listed in the "Index to Consolidated Financial Statements for Waste Recovery, Inc." on page F-1 of this Form 10-K.

    (a)   2. Exhibits are listed on page E-1 through E-4 of this Form 10-K.

             EXHIBIT
             NUMBER                          EXHIBIT
             -------                         -------

               3.1 Amended and Restated Articles of Incorporation filed July 5, 1988, with the Secretary of State of Texas, incorporated herein by reference to Exhibit 3.4 to the Company's Form 10-K filed March 24, 1989.

               3.2 Articles of Amendment to the Articles of Incorporation filed June 8, 1990, with the Secretary of State of Texas, incorporated herein by reference to Exhibit 3.5 to the Company's Form 10-K filed March 27, 1991.

               3.3 By-Laws, amended and restated as of March 10, 1992, incorporated herein by reference to Exhibit 3.6 to the Company's Form 10-K filed March 26, 1992.


               4.1 Form of Common Stock Certificate of Registrant, incorporated herein by reference to the Company's Form S-1, as amended, filed July 15, 1986.

               4.2 Indenture of Trust dated April 1, 1988, between Development Authority of Fulton County and Citizens and Southern Trust Company (Georgia), National Association, as Trustee, incorporated herein by reference to Exhibit 4.2 to the Company's report on Form 8-K filed June 1, 1988.

               4.6 Form of 10% Convertible Subordinated Debenture due March 15, 1996, incorporated herein by reference to
                        Exhibit 4.6 to the Company's report on Form 8-K filed October 5, 1994.

              10.6 Agreement dated May 9, 1986, between Registrant and The Goodyear Tire and Rubber Company, incorporated herein by reference to Exhibit 10.32 to the Company's Amendment No. 1 to Form S-1 filed July 1, 1986.

              10.7 Lease Agreement dated January 15, 1988, between Southern Metal Finishing Company, Inc. and the Registrant, incorporated herein by reference to
                        Exhibit 10.37 to the Company's Form 10-K filed March 25, 1988.

              10.8 Indemnity Agreement dated January 29, 1988, by the Registrant and Southern Metal Finishing Company, Inc., incorporated herein by reference to Exhibit 10.38 to the Company's Form 10-K filed March 25, 1988.

             EXHIBIT
             NUMBER                          EXHIBIT
             -------                         -------

              10.10 Estoppel Deed, dated December 28, 1989, between the Registrant as Grantor, and Tex A. Perkins, et al., as Grantee, incorporated herein by reference to
                        Exhibit 10.64 to the Company's Form 10-K filed
                        March 26, 1990.

              10.11 Lease of Real Property, dated January 1, 1990, between the Registrant, as Lessee, and Tex A. Perkins, et al., as Lessor, incorporated herein by reference to
                        Exhibit 10.65 to the Company's Form 10-K filed
                        March 26, 1990.

              10.12 Warranty Deed, dated February 7, 1990, between Tex A. Perkins, et al., as Grantor, and Wayne Easley, as Grantee, incorporated herein by reference to
                        Exhibit 10.66 to the Company's Form 10-K filed
                        March 26, 1990.

              10.13     Assignment of Lease, dated February 7, 1990, from
                        Tex A. Perkins, et al., as Assignor, and Wayne Easley, as Assignee, incorporated herein by reference to
                        Exhibit 10.68 to the Company's Form 10-K filed
                        March 26, 1990.

              10.14 The Registrant's 1989 Stock Plan for Employees, effective March 6, 1989, and approved by the Registrant's shareholders at the 1989 Annual Meeting, incorporated herein by reference to Exhibit 10.73 to the Company's Form 10-K filed March 26, 1990.

              10.15 Amendment No. 1 to the Registrant's 1989 Stock Plan for Employees, incorporated herein by reference to
                        Exhibit 10.15 to the Company's Form 10-K filed March 28, 1996.

              10.16 Nonqualified Stock Option Agreement dated April 4, 1990, granted by the Registrant to Allan Shivers, Jr. for 200,000 shares, incorporated herein by reference to Exhibit 10.77 to the Company's Form 10-K filed March 27, 1991.

              10.17 Form of Nonqualified Stock Option Agreement for grants to employees made January 7, 1991, incorporated herein by reference to Exhibit 10.89 to the Company's
                        Form 10-K filed March 26, 1992.

              10.18 Form of Incentive Stock Option Agreement for grants to employees made October 1, 1991, incorporated herein by reference to Exhibit 10.90 to the Company's Form 10-K filed March 26, 1992.

              10.19 1992 Stock Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 4.8 of the Company's Form S-8 filed May 8, 1992.

              10.20 Form of Nonqualified Stock Option Agreement for grants to non-employee directors made January 4, 1991, incorporated herein by reference to Exhibit 10.88 to the Company's Form 10-K filed March 26, 1992.

             EXHIBIT
             NUMBER                          EXHIBIT
             -------                         -------

              10.21 Indemnity and Security Agreement, dated June 1, 1990, between Registrant and The Goodyear Tire and Rubber Company, incorporated herein by reference to
                        Exhibit 10.82 to the Company's Form 10-K filed
                        March 27, 1991.

              10.22 Amendment to Lease of Real Property dated April 25, 1991, between the Registrant, as Lessee, and George Glanz, as Lessor, incorporated herein by reference to
                        Exhibit 10.86 to the Company's Form 10-K filed
                        March 26, 1992.

              10.23 Agreement (for supply of TDF) between the Registrant and Illinois Power Company dated October 12, 1993, (paragraph 4 of Exhibit 10.007 is subject to a request for confidential treatment), incorporated herein by reference to Exhibit 10.007 to the Company's report on Amendment No. 1 to Form 8-K/A filed December 14, 1993.

              10.24 Leasehold Commercial Deed of Trust, Security Agreement, Fixture Filing, Financing Statement, and Assignment of Leases and Rents dated September 20, 1994, executed by the Registrant as Grantor, for the benefit of NationsBank of Georgia N.A. as Trustee, incorporated herein by reference to Exhibit 10.021 to the Company's Form 10-K filed March 30, 1995.

              10.25 Stock Purchase Agreement for the purchase by the Registrant of the outstanding stock of Domino Salvage, Tire Division, Inc., dated March 21, 1995, incorporated herein by reference to Exhibit 10.024 to the Company's Form 10-K filed March 30, 1995.

              10.26 Loan Agreements dated April 1, 1988, between Development Authority of Fulton County and the Registrant, incorporated herein by reference to
                        Exhibit 28.2 to the Company's report on Form 8-K filed June 1, 1988.

              10.27 Promissory Note dated April 1, 1988, from the Registrant to Development Authority of Fulton County, incorporated herein by reference to Exhibit 28.3 to the Company's report on Form 8-K filed June 1, 1988.

              10.28 Leasehold Deed to Secure Debt and Security Agreement dated April 1, 1988, between the Registrant and the Trustee, incorporated herein by reference to
                        Exhibit 28.5 to the Company's report on Form 8-K filed June 1, 1988.

              10.29 First Amendment to Lease Agreement dated April 1, 1988, between Southern Metal Finishing Company, Inc. and the Registrant, incorporated herein by reference to Exhibit 28.6 to the Company's report on Form 8-K filed June 1, 1988.

              10.30 Assignment of Contracts dated April 1, 1988, between the Registrant and Development Authority of Fulton County, incorporated herein by reference to
                        Exhibit 28.7 to the Company's report on Form 8-K filed June 1, 1988.

             EXHIBIT
             NUMBER                          EXHIBIT
             -------                         -------

              10.31 Promissory Note dated February 29, 1996, executed by the Registrant as maker payable to Texas Commerce Bank National Association in principal amount of $1,119,309.01.(1)

              10.32 Note Purchase Agreement dated February 29, 1996, between The Goodyear Tire and Rubber Company and Texas Commerce Bank National Association.(1)

              10.33 Form of Convertible Subordinated Debenture Conversion Agreements effective July 1, 1996.(1)

              10.34 Form of Warrant to Purchase Common Stock of Waste Recovery, Inc. as of July 1, 1996, as Exhibit "A" to the Convertible Subordinated Debenture Conversion Agreements included herein in Exhibit 10.47.(1)

              10.35 Dodge Common Stock and Warrant Purchase Agreement dated December 24, 1996 between Waste Recovery, Inc. and Michael C. Dodge.(1)

              10.36 Common Stock and Warrant Purchase Agreement dated December 26, 1996 by and among Waste Recovery, Inc. and Bette Nagelberg, Ronald I. Heller, Rachel Heller, Ronald I. Heller as custodian for Evan Heller, Delaware Charter Guaranty & Trust Co. FBO, and
                        R. Anthony Cioffari.(1)

              10.37 Agreement and Plan of Reorganization dated as of the 30th day of September 1996 by and among Waste Recovery, Inc., New U.S. Tire Recycling Corp.,
                        U.S. Tire Recycling Partners, L.P., Bodner/Greenstein Capital Holdings, Inc., Tirus, Inc., Tirus Associates, L.L.C., Environmental Venture Fund, L.P., Argentum Capital, L.P., and Certain Shareholders, incorporated herein by reference to Exhibit 1.1 of the Company's current report on From 8-K filed December 20, 1996.

              10.38     Partnership Purchase Agreement dated as of
                        December 16, 1996, between Riverside Caloric Company, Waste Recovery, Inc., and Waste Recovery-Illinois, L.L.C., incorporated herein by reference to
                        Exhibit 1.2 of the company's current report on Form 8-K filed December 20, 1996.

              10.39     Deed of Trust and Security Agreement between New
                        U.S. Tire Recycling Corp. (a wholly-owned subsidiary of the Registrant) as Grantor, and the former partners and shareholders of U.S. Tire Recycling Partners, L.P. as Beneficiary.(1)

              10.40 Letter Agreement between Waste Recovery, Inc. and Cameron & Associates relating to the retention of Cameron & Associates as financial advisor in connection with the acquisition of U.S. Tire.(1)

              11.1 Statement regarding computation of per share earnings - See page F-5 of this Form 10-K which is incorporated herein by reference.

              21.1      Subsidiaries of the Registrant.(1)

             EXHIBIT
             NUMBER                          EXHIBIT
             -------                         -------

              23        Consent of Independent Accountants.(1)

              27.1      Financial Data Schedule.(1)

              99.1 The Company's Proxy Statement for its 1997 Annual Meeting of Shareholders, incorporated herein by reference pursuant to Rule 12b-32 of the Securities Exchange Act of 1934. Definitive copies of such Proxy Statement to be filed under Regulation 14A within 120 days after December 31, 1996.

                        (1)Filed herewith

    (b)  (i)  On December 9, 1996, the Company filed a current report on
              Form 8-K pursuant to Item 2 thereof, reporting the acquisitions of U.S. Tire Recycling Partners, L.P. and Waste
              Recovery-Illinois, general partnership.


                                    [End of Page]

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on April 15, 1997, by the following duly authorized person on behalf of the Company.



                                  WASTE RECOVERY, INC.
                                      (Registrant)


Date:  April 15, 1997               By:    /s/ THOMAS L. EARNSHAW
                                           -------------------------------------
                                           Thomas L. Earnshaw
                                           President and Chief Executive Officer



                                  POWER OF ATTORNEY

KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas L. Earnshaw and Donald R. Phillips, and each of them, such individual's true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such individual and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K under the Securities Exchange Act of 1934, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements to the Securities Exchange Act of 1934, this report has been signed below on April 15, 1997, by the following persons on behalf of the Registrant in the capacities indicated.



     /s/ THOMAS L. EARNSHAW                        /s/ ROGER W. COPE
     --------------------------------------        -----------------------------
By:  Thomas L. Earnshaw                       By:  Roger W. Cope, Director
     President and Chief Executive
     Officer (Principal Executive Officer),        /s/ MICHAEL C. DODGE
     Treasurer (Principal Financial and            -----------------------------
     Accounting Officer), and Director        By:  Michael C. Dodge, Director

                                                   /s/ JOHN C. KERR
                                                   -----------------------------
     /s/ MARTIN B. BERNSTEIN                  By:  John C. Kerr, Director
     --------------------------------------
By:  Martin B. Bernstein, Director                 /s/ STEVEN E. MACINTYRE
                                                   -----------------------------
                                              By:  Steven E. MacIntyre, Director

     /s/ ANDREW M. BODNER                          /s/ ROBERT L. THELEN
     --------------------------------------        -----------------------------
By:  Andrew M. Bodner, Director               By:  Robert L. Thelen, Director

                                                   /s/ W. DAVID WALLS
                                                   -----------------------------
     /s/ CRANDALL S. CONNORS                  By:  W. David Walls, Director
     --------------------------------------
By:  Crandall S. Connors, Director

                                                                                         PAGE
                                                                                         ----
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS FOR WASTE RECOVERY, INC.
-------------------------------------------------------------------
Reports of Independent Accountants                                                       F-1

Financial Statements:
    Consolidated Balance Sheets at December 31, 1996 and 1995                            F-3

    Consolidated Statements of Operations for the years ended
         December 31, 1996, 1995 and 1994                                                F-5

    Consolidated Statements of Stockholders' Equity (Deficit) for the years
         ended December 31, 1996, 1995 and 1994                                          F-6

    Consolidated Statements of Cash Flows for the years ended
         December 31, 1996, 1995 and 1994                                                F-7

    Notes to Consolidated Financial Statements                                           F-8

    Schedule II.  Valuation and Qualifying Accounts                                      S-1



All other schedules are omitted because they are not required, not applicable, or the required information is presented in the accompanying financial statements.




REPORT OF INDEPENDENT ACCOUNTANTS
---------------------------------

To the Board of Directors and
Stockholders of Waste Recovery, Inc.

In our opinion, based on our audits and the report of other auditors, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Waste Recovery, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of U.S. Tire Recycling Partners, L.P., a wholly-owned subsidiary, which statements reflect total assets of $4,466,037 at December 31, 1996, and total revenues of $470,540 for the one month period ended December 31, 1996. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for U.S. Tire Recycling Partners, L.P., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.





PRICE WATERHOUSE LLP

Dallas, Texas
March 31, 1997

                          REPORT OF INDEPENDENT ACCOUNTANTS
                          ---------------------------------

To The Partners of U.S. Tire Recycling Partners, L.P.
Concord, North Carolina

We have audited the accompanying balance sheet of U.S. Tire Recycling Partners, L.P. (a limited partnership) as at December 31, 1996, and the related statements of income, partners' capital and cash flows for the month then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Tire Recycling Partners, L.P. as at December 31,1996, and the results of its operations and its cash flows for the month then ended.





COHEN & ROSEN, P.C.

New York, New York
January 24, 1997

                                 WASTE RECOVERY, INC.
                               CONSOLIDATED BALANCE SHEETS

                                December 31, 1996 and 1995

                                           ASSETS

                                                                    1996                    1995
                                                                    ----                    ----
Current Assets:
 Cash and cash equivalents                                      $  1,892,427           $    726,562
 Accounts receivable, less allowance for doubtful accounts
  of $51,017 and $27,083, respectively (notes 13 and 24)           2,736,388              1,887,426
 Other receivables (notes 3 and 21)                                1,061,958                  5,758
 Inventories (notes 4 and 13)                                      1,239,483                645,651
 Other current assets (note 5)                                       355,958                149,912
                                                                ------------           ------------
   Total current assets                                            7,286,214              3,415,309
                                                                ------------           ------------

Property, plant and equipment (notes 6, 7, 10, 13 and 18)         24,226,392             11,700,255
 Less accumulated depreciation                                    (7,923,939)            (6,840,820)
                                                                ------------           ------------
   Net property, plant and equipment                              16,302,453              4,859,435
                                                                ------------           ------------
Restricted cash and cash equivalents (notes 8, 10 and 13)          1,914,795                998,035
Investment in Waste Recovery - Illinois (notes 2 and 9)                -                    258,539
Bond and debt issuance costs, less accumulated amortization
 of $181,275 and $153,287, respectively                              147,059                175,046

Deferred income taxes (note 20)                                      447,543                447,543
Goodwill, less accumulated amortization of $102,787 and
  $41,164, respectively                                            1,895,678                507,695

Other assets                                                         398,058                 70,797
                                                                ------------           ------------
                                                                 $28,391,800            $10,732,399
                                                                ------------           ------------
                                                                ------------           ------------


See accompanying notes to consolidated financial statements.

                                      WASTE RECOVERY, INC.
                                  CONSOLIDATED BALANCE SHEETS

                                    December 31, 1996 and 1995

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     1996                1995
                                                                  --------            ----------
Current Liabilities:
 Current installments of bonds payable (note 10)                   $883,024               $-
 Notes payable (note 11)                                            632,003               28,945
 Convertible subordinated debentures (note 12)                        -                   40,000
 Current installments of long-term debt (note 13)                   998,719              427,552
 Current installments of capital lease obligations (note 7)         111,982               93,423
 Accounts payable (note 19)                                       3,269,300            1,996,857
 Bond interest payable                                              219,781                -
 Accrued wages and payroll taxes                                    247,576              174,753
 Other accrued liabilities                                          637,836              372,800
 Deferred grant revenue (notes 9 and 15)                            313,011               43,476
                                                                -----------           ----------
   Total current liabilities                                      7,313,232            3,177,806
                                                                -----------           ----------

Bonds payable, noncurrent (note 10)                               7,567,795                -
Convertible subordinated debentures, noncurrent (note 12)             -                  495,000
Long-term debt, excluding current installments (note 13)          4,069,498            3,591,376
Obligations under capital leases, excluding current
 installments (note 7)                                              104,017              178,797
Deferred grant revenue, noncurrent (notes 9 and 15)                 696,050              246,338
Notes payable (note 11)                                             312,085              144,076
                                                                -----------           ----------
   Total liabilities                                             20,062,677            7,833,393
                                                                -----------           ----------

Stockholders' Equity (notes 12, 14, 16, 17, 18 and 19):
 Cumulative preferred stock, $1.00 par value, 250,000
 shares authorized, 203,580 issued and outstanding in 1996 and
 1995 (liquidating preference $14.61 per share, aggregating
 $2,974,525, and $13.91 per share, aggregating $2,831,629,
 in 1996 and 1995, respectively)                                   203,580              203,580
 Preferred stock, $1.00 par value, authorized and unissued
  9,750,000 shares in 1996 and 1995                                  -                    -
 Common stock, no par value, authorized 30,000,000 shares,
  17,322,121 and 10,830,170 shares issued and outstanding
  in 1996 and 1995, respectively                                    407,800              407,800
 Additional paid-in capital                                      18,467,427           13,320,410
 Accumulated deficit                                            (10,675,804)         (10,958,904)
                                                                -----------           ----------
                                                                  8,403,003            2,972,886
 Treasury stock, at cost, 103,760 common shares                     (73,880)            (73,880)
                                                                -----------           ----------
   Total stockholders' equity                                     8,329,123            2,899,006
                                                                -----------           ----------
Commitments and contingencies (notes 7, 9, 14, 23 and 26)
                                                                $28,391,800          $10,732,399
                                                                -----------           ----------
                                                                -----------           ----------



See accompanying notes to consolidated financial statements.

                                  WASTE RECOVERY, INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS

                        Years Ended December 31, 1996, 1995 and 1994

                                                              1996                   1995              1994
                                                              ----                   ----              ----
Revenues (note 24):
 Tire-derived fuel sales                                  $1,589,405               $1,080,172        $1,104,691
 Wire sales                                                  397,701                   -                 -
 Disposal fees, hauling and other revenue (note 19)       14,687,426               13,059,751        11,320,714
                                                       -------------            -------------      ------------
   Total revenues                                         16,674,532               14,139,923        12,425,405

Operating expenses                                        11,908,912               11,143,176         9,058,241
                                                       -------------            -------------      ------------
                                                           4,765,620                2,996,747         3,367,164

General and administrative expenses                        3,171,418                2,568,094         2,099,579
Depreciation and amortization                              1,194,450                  955,708           694,984
                                                       -------------            -------------      ------------
                                                             399,752                 (527,055)          572,601

Other income (expense):
 Interest income                                              72,083                   60,784            21,553
 Interest expense                                           (447,176)                (517,986)         (400,314)
 Other income (note 9)                                       302,306                  355,360             9,697
 Gains on sales of property and equipment                      9,270                   24,706           165,978
 Gain (loss) on involuntary conversion of assets
  (note 21)                                                  624,219                    -              (186,242)
 Equity in loss from partnership operations (note 9)        (668,504)                (322,630)          (20,260)
                                                       -------------            -------------      ------------
                                                            (107,802)                (399,766)         (409,588)

Income (loss) before income taxes                            291,950                 (926,821)          163,013
Income tax benefit (expense) (note 20)                        (8,850)                   -               447,543

   Net income (loss)                                         283,100                 (926,821)          610,556

Undeclared cumulative preferred stock dividends              142,896                  142,506           142,502
                                                       -------------            -------------      ------------
   Net income (loss) available to common
     shareholders                                           $140,204              $(1,069,327)         $468,054
                                                       -------------            -------------      ------------
                                                       -------------            -------------      ------------
   Net income (loss) per share                                  $.01                  $(.12)               $.06
                                                       -------------            -------------      ------------
                                                       -------------            -------------      ------------

Weighted average number of common and dilutive
 common equivalent shares outstanding                     11,856,758                9,132,359         7,762,817
                                                       -------------            -------------      ------------
                                                       -------------            -------------      ------------




See accompanying notes to consolidated financial statements.

                                   WASTE RECOVERY, INC.
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                      Years ended December 31, 1996, 1995 and 1994


                                             Cumulative
                                           Preferred Stock                Common Stock            Additional
                                           ---------------                ------------             Paid-In
                                       Shares        Par Value       Shares       Par Value        Capital
                                       ------        ---------       ------       ---------        -------
Balances at December 31, 1993          203,580       $203,580        4,143,959    $407,800        $9,749,707

Conversion of Waste Recovery
   Partners, Ltd. interests               -             -            2,660,323       -               807,900
Stock issued to Directors                 -             -                4,361       -                 6,000
Options exercised under incentive
   stock option plan                      -             -                3,500       -                 2,885
Options exercised by financial
   advisors                               -             -              325,000       -               186,910
Reduction in note receivable
   charged                                -             -                -           -                 -
Net income
                                          -             -                -           -                 -
                                    ----------    ----------        ----------  ----------        ----------
Balances at December 31, 1994          203,580      $203,580         7,137,143    $407,800       $10,753,402

Stock issued to Directors                 -             -               27,366       -                15,900
Options exercised under stock
   option plan                            -             -               44,800       -                11,648
Conversion of subordinated
   debentures                             -             -              382,004       -               334,252
Rights offering to common
   shareholders                           -             -            3,238,857       -             2,205,208
Net loss                                  -             -                -           -                 -
                                    ----------    ----------        ----------  ----------        ----------

Balances at December 31, 1995          203,580      $203,580        10,830,170    $407,800       $13,320,410
Stock issued to Directors                 -             -               10,806       -                12,000
Options exercised under incentive
   stock option plan                      -             -              178,000       -                71,477
Stock issued in connection with
   U.S. Tire acquisition                  -             -            3,486,221       -             2,086,000
Stock issued in connection with
   WR-Illinois acquisition                -             -            1,100,000       -               869,000
Conversion of subordinated
   debentures                             -             -              666,924       -               583,559
Warrants issued to subordinated
   debenture holders upon                 -             -                -           -                10,000
   conversion
Sale of common stock and warrants         -             -            1,050,000       -             1,514,981
Net income                                -             -                -           -                 -
                                    ----------    ----------        ----------  ----------        ----------

Balances at December 31, 1996          203,580      $203,580        17,322,121    $407,800       $18,467,427
                                    ----------    ----------        ----------  ----------        ----------
                                    ----------    ----------        ----------  ----------        ----------

                                                                          Note                Total
                                        Accumulated      Treasury     Receivable for       Stockholders'
                                          Deficit         Stock         Stock Sold       Equity/(Deficit)
                                          -------         -----         ----------       ----------------
Balances at December 31, 1993          $(10,642,639)     $(73,880)       $(7,500)           $(362,932)
Conversion of Waste Recovery
   Partners, Ltd. interests                   -             -               -                 807,900
Stock issued to Directors                     -             -               -                   6,000
Options exercised under incentive
   stock option plan                          -             -               -                   2,885
Options exercised by financial
   advisors                                   -             -               -                 186,910
Reduction in note receivable
charged to compensation expense               -             -              7,500                7,500

Net income                                  610,556         -               -                 610,556
                                       ------------       --------       --------          ----------
                                       $(10,032,083)     $(73,880)         $-              $1,258,819
Balances at December 31, 1994
                                              -             -               -                  15,900
Stock issued to Directors
Options exercised under stock                 -             -               -                  11,648
   option plan
Conversion of subordinated                    -             -               -                 334,252
   debentures
Rights offering to common                     -             -               -               2,205,208
   shareholders                            (926,821)        -               -                (926,821)
                                       ------------       --------       --------          ----------
                                       $(10,958,904)     $(73,880)         $-              $2,899,006

Balances at December 31, 1995                 -             -               -                  12,000

Stock issued to Directors                     -             -               -                  71,477
Options exercised under incentive
   stock option plan                          -             -               -               2,086,000
Stock issued in connection with
   U.S. Tire acquisition                      -             -               -                 869,000
Stock issued in connection with
   WR-Illinois acquisition                    -             -               -                 583,559
Conversion of subordinated
   debentures                                 -             -               -                  10,000
Warrants issued to subordinated
   debenture holders upon
   conversion                                 -             -               -               1,514,981
Sale of common stock and warrants
Net income                                  283,100         -               -                 283,100
                                       ------------       --------       --------          ----------
Balances at December 31, 1996           (10,675,804)     $(73,880)         $-              $8,329,123
                                       ------------       --------       --------          ----------
                                       ------------       --------       --------          ----------

See accompanying notes to consolidated financial statements.

                                  WASTE RECOVERY, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                         Years ended December 31, 1996, 1995 and 1994

                                                             1996                  1995                   1994
                                                             ----                  ----                   ----
Cash flows from operating activities:
 Net income (loss)                                       $   283,100             $ (926,821)          $   610,556
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
   Charge-off of other receivables                                 -                 28,582                     -
   Depreciation and amortization                           1,132,827              1,515,759             1,149,878
   Gains on sales of property and equipment                   (9,270)               (24,706)             (165,978)
   Amortization of goodwill                                   61,623                 41,164                     -
   Deferred income taxes                                           -                      -              (447,543)
   Interest imputed on discounted note payable                18,009                 13,508                     -
   Equity in loss from partnership operations                668,504                322,630                20,260
   Stock issued to Directors                                  12,000                 12,000                     -
   Warrants issued to debenture holders                       10,000                      -                     -
 Changes in assets and liabilities:
   Accounts receivable                                        95,492                143,420            (1,002,815)
   Note and other receivables                             (1,049,211)                     -              (401,816)
   Inventories                                              (255,773)              (663,057)             (721,117)
   Other current assets                                     (183,616)               107,163               (11,591)
   Other assets                                              (11,333)                75,157               (31,736)
   Accounts payable                                          846,740               (387,772)            1,019,420
   Payable to/receivable from affiliate                   (1,058,266)               (25,846)               81,083
   Accrued liabilities                                        86,371                (45,920)              301,566
   Bond interest payable                                      43,956                      -                     -
   Deferred revenue                                         (147,644)               289,814                     -
   Other                                                     (19,604)                12,546                     -
                                                         -----------            -----------           -----------
     Net cash provided by operating activities               523,905                487,621               400,167
                                                         -----------            -----------           -----------
Cash flows from investing activities:
 Proceeds received on note and other receivables                   -                490,320               100,000
 Proceeds from sales of property, plant and
  equipment                                                    7,813                 78,000               205,737
 Purchases of property, plant and equipment               (1,625,475)            (1,681,169)             (804,790)
 Net cash received in connection with the purchase
  of WR-Illinois                                              64,744                      -                     -
 Net cash received in connection with the purchase
  of U.S. Tire                                               315,744                      -                     -
 Cash placed in restricted accounts                          (52,084)              (530,200)             (238,400)
 Cash payments out of restricted accounts                    516,931                 38,686                90,000
 Purchase of Domino Salvage, Tire Division, Inc.,
  net of cash received of $16,165                                  -               (170,019)                    -
 Investment in Waste Recovery - Illinois                           -
                                                         -----------            -----------           -----------
     Net cash used by investing activities                  (772,327)            (1,774,382)             (976,174)
                                                         -----------            -----------           -----------
Cash flows from financing activities:
 Proceeds from issuance of notes payable                     298,405                 64,764               242,673
 Payment of notes payable                                   (150,382)              (206,734)             (223,091)
 Proceeds from issuance of convertible
  subordinated debentures                                     85,000                      -                     -
 Payment upon maturity of convertible
  subordinated debentures                                    (85,000)                     -                     -
 Proceeds from issuance of long-term debt                          -                 88,230                95,637
 Repayment of long-term debt                                (222,669)              (297,013)             (198,591)
 Repayment of capital lease obligations                      (97,525)              (117,798)             (175,262)
 Issuance of convertible subordinated debentures                   -                      -               800,000
 Proceeds from issuance of common stock and
  warrants                                                 1,586,458              2,220,756               155,795
                                                         -----------            -----------           -----------
     Net cash provided by financing activities             1,414,287              1,752,205               697,161
                                                         -----------            -----------           -----------
Net increase in cash and cash equivalents                  1,165,865                465,444               121,154
Cash and cash equivalents at beginning of year               726,562                261,118               139,964
                                                         -----------            -----------           -----------
Cash and cash equivalents at end of year                 $ 1,892,427            $   726,562           $   261,118
                                                         -----------            -----------           -----------
                                                         -----------            -----------           -----------

See accompanying notes to consolidated financial statements.

                                          F-7

                                WASTE RECOVERY, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  December 31, 1996

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        (a)  ORGANIZATION AND OPERATIONS.  Waste Recovery, Inc. (the Company or
             WRI) is a tire recovery company that specializes in processing scrap tires into a refined fuel supplement more commonly referred to as tire-derived fuel (TDF). The Company generates income from the sale of TDF and wire, and from tipping fees charged for the disposal of tires.

             The Company is incorporated in the State of Texas and has its headquarters in Dallas, Texas. The operating plants are in Portland, Oregon, Houston, Texas, Atlanta, Georgia,
             Philadelphia, Pennsylvania, Dupo, Illinois, Marseilles, Illinois and Concord, North Carolina.

             The Company entered into an agreement as of November 29, 1993, to form a joint venture in a partnership, Waste Recovery - Illinois, an Illinois general partnership (Illinois partnership), in which it owned a 45% interest. Riverside
             Caloric Company (RCC), an Indiana corporation, owned 55% of the Illinois partnership. In December 1996, the Company acquired RCC's 55% ownership interest in WR-Illinois (see note 2).

             In December 1996, the Company acquired U.S. Tire Recycling Partners, L.P., a scrap tire collector which recycles tires and operates a scrap tire monofill (see note 2).

             On March 21, 1995, the Company acquired 100% of the outstanding stock of Domino Salvage, Tire Division, Inc.
             (Domino), a scrap tire recycling company located in Conshohocken, Pennsylvania, a suburb of Philadelphia (see note 2).

        (b) PRINCIPLES OF CONSOLIDATION. For 1996, the consolidated financial statements include the financial statements of Waste
             Recovery-Illinois, L.L.C. (WR-Illinois), a wholly-owned subsidiary of the Company and its affiliates which was purchased in December 1996 (see note 2), and the financial statements of U.S. Tire Recycling Partners, L.P. (U.S. Tire), a wholly-owned subsidiary of the Company and its affiliates which was purchased in December 1996 (see note 2). The 1996 consolidated financial statements include the operations of WR-Illinois and U.S. Tire for the period December 1, 1996 through December 31, 1996.

             For 1996 and 1995, the consolidated financial statements include the financial statements of Domino Salvage, Tire Division, Inc., a wholly-owned subsidiary of the Company, which was purchased on March 21, 1995 (see note 2). The 1995 consolidated financial statements include the operations of Domino for the period March 21, 1995 through December 31, 1995.

             Effective January 1, 1994, the limited partners of Waste Recovery Partners, Ltd. converted their limited partnership interests into 2.6 million unregistered shares of WRI Common Stock. Due to this conversion, the operations of Waste Recovery Partners, Ltd. became wholly-owned by the Company. The 1994 consolidated financial statements reflect the operations of the combined entities.

             All significant intercompany balances and transactions have been eliminated in consolidation. The Company's investment in and equity in earnings of WR-Illinois were accounted for by the equity method until the December 1, 1996 acquisition date (see notes 2 and 9).

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

        (c) CASH AND CASH EQUIVALENTS. The Company considers all unrestricted cash and highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

        (d) INVENTORIES. Parts inventory represents primarily the cost of the grinder knives and machinery parts used in the TDF manufacturing process. These inventories are stated at cost (first-in, first-out) and are depreciated over the useful lives of these parts, generally six to eighteen months. TDF inventory is stated at the lower of cost or market. Cost is determined using a weighted average cost method.

        (e) PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are stated at cost. Property, plant and equipment acquired in connection with the purchase of WR-Illinois and U.S. Tire were recorded at fair value. Property and equipment under capital leases are stated at the lower of the present value of minimum lease payments or fair value of the asset at the inception of the lease.

             Depreciation of property, plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets (generally three to ten years). Property, plant and equipment held under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

        (f) BOND ISSUANCE COSTS. Bond issuance costs are recorded at cost and amortized over the life of the associated debt using the effective interest method.

        (g) GOODWILL. The Company assesses the recoverability of goodwill by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on the estimated fair value of the operation. Goodwill associated with the purchase of Domino of $548,859 (see note 2) is being amortized on a straight-line basis over ten years. Goodwill associated with the purchases of WR-Illinois of $947,712 and U.S. Tire of $501,894 is being amortized over 20 and 15 years, respectively.

        (h) OTHER ASSETS. Patents, which are included in other assets, are recorded at cost and amortized over a fifteen-year period using the straight-line method. Site license and permits in connection with the U.S. Tire landfill operation were recorded at their fair value as of the acquisition date of U.S. Tire, and are being amortized using the straight-line method over their estimated useful lives ranging from five to fifteen years.

        (i) DEFERRED GRANT REVENUE. WR-Illinois has an agreement whereby it has received $1,000,000 in grants from the State of Illinois with the successful completion of certain pieces of equipment at the Illinois plants. As of December 31, 1995, WR-Illinois had received $800,000 from these grants; the remaining
             $200,000 was received in January 1996. The grant award is being amortized, beginning when the plants were placed in operation, through the term of the grants, which expire July
             31, 1999.

             In 1995, WR-Illinois also received $365,903 through a grant awarded to Illinois Power Company for the construction and installation of a metering unit at Illinois Power. At December 31, 1995, 20% of the total amount of the grant was retained pending satisfaction of certain operational requirements. WR-Illinois received payment for the retainage of approximately $91,000 in 1996. Ownership of the metering unit reverts to Illinois Power at the end of the contract.

        (j) INCOME TAXES. Deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. In addition, future tax benefits are recognized to the extent that realization of such benefits is more likely than not. A valuation allowance is provided for a portion or all of the deferred tax assets when there is sufficient uncertainty regarding the Company's ability to recognize the benefits of the assets in future years.

        (k) NET INCOME (LOSS) PER COMMON SHARE. Net income per common share is computed based on the weighted average number of common and equivalent shares outstanding during each period. Common stock equivalents include shares issuable upon exercise of the Company's stock options. For the years ended December 31, 1996, 1995 and 1994, the weighted average number of shares considered to be outstanding were 11,856,758 and 9,132,359 and 7,762,817, respectively. Fully diluted earnings per share is not presented because the effect of considering any potentially dilutive securities is immaterial.

             Net income or loss is adjusted by the effect of undeclared dividends on preferred stock of $142,896, $142,506 and $142,502 for the years ended December 31, 1996, 1995 and 1994, respectively. The effect was to: (1) reduce the net income per common share by $0.01 in 1996, (2) increase the net loss per common share by $0.02 in 1995, and (3) reduce the net income per common share by $0.02 in 1994.

        (l) STATEMENTS OF CASH FLOWS. The Company paid $425,964, $469,903 and $377,558 for interest in 1996, 1995 and 1994, respectively.
             No income taxes were paid during 1996, 1995 or 1994.  See note
             22 for further discussion of noncash transactions.

        (m) RECENT ACCOUNTING PRONOUNCEMENTS. In 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed of" and Statement No. 123, "Accounting for Stock-Based Compensation." Both statements are required for adoption in 1996.

             Statement No. 121 requires the review of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss will be recognized if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset. The amount of the impairment loss will be measured as the difference between the carrying amount of the asset and its estimated fair value. Based on its most recent analysis, the Company believes no impairment existed at December 31, 1996.

             Statement No. 123 establishes accounting and reporting standards for various stock-based compensation plans. Statement No. 123 encourages the adoption of a fair value based method of accounting for employee stock options, but permits continued application of the accounting method prescribed by Accounting Principles Board Opinion No. 25 (Opinion 25), "Accounting for Stock Issued to Employees." Entities that continue to apply the provisions of Opinion 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. In 1996, the Company adopted this statement on a disclosure basis only.

             In February 1997, the FASB issued Statement No. 128, "Earnings Per Share." This statement is required for adoption in 1997. The Company does not anticipate its adoption to be material to the consolidated financial statements.

        (n) RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2. ACQUISITIONS
        In December 1996, WRI acquired from Riverside Caloric Company (RCC) its 55% interest in the Waste Recovery-Illinois general partnership, in which the Company owned the remaining 45% interest (see note 9).

        Also in December 1996, WRI through its subsidiaries acquired all of the partnership interests in U.S. Tire Recycling Partners, L.P. (U.S.
        Tire), which collects and processes scrap tires, and operates a scrap tire monofill in Concord, North Carolina.

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

        The acquisitions were accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. The results of operations of WR-Illinois, U.S. Tire, and Domino have been included in the Company's consolidated statements of operations from the date of acquisition through December 31, 1996.

                                    [End of Page]

                            WASTE RECOVERY, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        A summary of the assets acquired and liabilities assumed follows:

                                        WR-Illinois      U.S. Tire       Domino
                                        -----------    -----------     ---------
        Current assets                 $   829,328    $   907,438     $ 134,996
        PP&E                             7,981,325      1,967,838       650,765
        Other assets                     1,462,517        195,960             -
        Debt and notes payable          (8,115,000)    (1,271,958)     (368,149)
        Deferred revenue                (1,025,225)             -             -
        Accounts payable and accrued
           liabilities                    (558,964)      (349,118)      (96,452)
                                       -----------    -----------     ---------
                                       $   573,981    $ 1,450,160     $ 321,160
                                       -----------    -----------     ---------
                                       -----------    -----------     ---------

        The following unaudited pro forma summary presents the consolidated results of the Company's operations as if the acquisitions had occurred at the beginning of the periods presented. The information does not purport to be indicative of the results that actually would have been obtained if the operations were combined during the periods presented and is not intended to be a projection of future results or trends.


                              For the year ended   For the year ended   For the year ended
                               December 31, 1996    December 31, 1995    December 31, 1994
                                   Unaudited            Unaudited           Unaudited
                                   ---------            ---------           ---------
        Revenues                 $24,583,814          $20,042,222         $13,244,316
                                 -----------          -----------         -----------
                                 -----------          -----------         -----------
        Net income (loss)        $  (749,435)         $  (961,502)        $   838,678
                                 -----------          -----------         -----------
                                 -----------          -----------         -----------
        Earnings (loss)
          per share             $     (0.06)         $     (0.11)        $      0.11
                                -----------          -----------         -----------
                                -----------          -----------         -----------

        The Company purchased RCC's interest in WR-Illinois in exchange for
        1.1 million unregistered shares of Common Stock of the Company (see note 17).

        The Company purchased U.S. Tire in exchange for 3,242,997 unregistered shares of Common Stock (see note 17), contingent Convertible Subordinated Notes in the amount of $1,850,000 (see note
        14), and notes payable (see note 11) in the amount of $605,035. The debt is secured by the assets of U.S. Tire. Additionally, the Company issued 243,224 unregistered shares of Common Stock to a third party as compensation for services rendered as financial advisor to the Company in connection with the acquisition of U.S. Tire (see notes 17 and 19).

        The Company purchased Domino for approximately $867,000, including legal costs, with an initial cash payment to the former shareholders of $100,000. The Company is withholding an additional $50,000, payment of which is contingent upon resolution of certain events. The remaining payments will be made as follows:

                          1997            379,222
                          1998            275,000
                                         --------
                                         $654,222
                                         --------
                                         --------

                            WASTE RECOVERY, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Effective March 21, 1996, this note was modified to commence monthly installment payments on September 21, 1996, in the amount of $16,666 per month for twelve consecutive months. Effective March 20, 1997, this note was modified to change the due date of the second installment of $225,000 to May 21, 1997. The third installment of $275,000 is to remain due on March 21, 1998. This note bears interest at the rate of 1% over prime and the note is secured by the assets and the stock of Domino (included in note
         13). The new terms of the modified agreement are reflected in the above remaining payments schedule. The acquisition also includes a five-year employment agreement with the former President and owner of Domino.

NOTE 3.  OTHER RECEIVABLES
         Included in other receivables at December 31, 1996 is a receivable for $985,000 from an insurance company for property damage and business interruption insurance related to the Atlanta fire (see note 21).
         The Company received $650,000 of this amount in January and February 1997. Final payment is expected to be received in the second quarter of 1997.

NOTE 4.  INVENTORIES
         Inventory components at December 31, 1996 and 1995 are as follows:

                                                    1996                1995
                                                    ----                ----
         Manufactured fuel inventory            $  281,938            $228,303
         Manufactured wire inventory                27,761                   -
         Work in process                           293,070              12,324
         Parts inventory                           636,714             405,024
                                                ----------            --------
                                                $1,239,483            $645,651
                                                ----------            --------
                                                ----------            --------

NOTE 5.  OTHER CURRENT ASSETS
         Other current assets at December 31, 1996 and 1995 are as follows:

                                                    1996                1995
                                                    ----                ----
         Prepaid insurance                        $259,443            $ 94,395
         Other                                      96,515              55,517
                                                  --------            --------
                                                  $355,958            $149,912
                                                  --------            --------
                                                  --------            --------

NOTE 6.  PROPERTY, PLANT AND EQUIPMENT
         Property, plant and equipment at December 31, 1996 and 1995 are summarized as follows:

                                                    1996                1995
                                                    ----                ----
         Land                                  $ 2,389,580         $   574,280
         Buildings                               2,912,415              50,145
         Tire processing equipment              14,346,593           7,049,520
         Hauling equipment                       1,435,781           1,047,327
         Metering units                            817,785             340,338
         Shop tools and yard equipment             209,177             341,981
         Furniture and fixtures                    313,294             207,661
         Leasehold improvements                  1,530,602           1,467,722
         Construction in progress                  271,165             621,281
                                               -----------         -----------
                                               $24,226,392         $11,700,255
                                               -----------         -----------
                                               -----------         -----------

                            WASTE RECOVERY, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Approximately $68,000 of capitalized interest is included in tire processing equipment in connection with the construction of the wire systems in 1996.

NOTE 7.  LEASES
         The Company leases certain property and equipment under capital leases and certain other property and equipment is leased under noncancelable operating leases which expire over the next five years. Property and equipment include the following amounts for capital leases at December 31, 1996 and 1995:

                                                         1996           1995
                                                         ----           ----
         Hauling equipment                             $210,829       $282,462
         Tire processing equipment                      107,574        107,574
         Furniture and fixtures                          57,533         66,204
                                                       --------       --------
                                                        375,936        456,240
         Less accumulated depreciation                 (145,474)      (130,040)
                                                       --------       --------
                                                       $230,462       $326,200
                                                       --------       --------
                                                       --------       --------

         A summary of the minimum rental commitments under noncancelable operating leases and the present value of future minimum capital lease payments as of December 31, 1996 is as follows:

                                                       Capital       Operating
                                                        Leases         Leases
                                                       -------       ---------
         Year ending December 31:
         1997                                          $127,973     $  459,669
         1998                                            89,568        365,866
         1999                                            23,472        183,825
         2000                                             5,831        137,776
         2001                                                 -         48,331
         Thereafter                                           -         17,426
                                                       --------     ----------
                                                        246,844     $1,212,893
         Less: amount representing interest              30,845     ----------
                                                       --------     ----------
         Present value of minimum lease payments       $215,999
                                                       --------
                                                       --------

         Total rent expense for operating leases for the years ended December 31, 1996, 1995 and 1994 was $1,136,209, $813,397 and
         $696,750, respectively.

NOTE 8.  RESTRICTED CASH
         Under terms of various debt agreements (see notes 10 and 13), the Company is required to maintain cash balances which have certain withdrawal restrictions. Amounts on deposit at December 31, 1996 and 1995 consisted of certificates of deposit or money market accounts as follows:

                            WASTE RECOVERY, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                     Release
                                                                   1996      1995      Date
                                                                   ----      ----      ----
         Atlanta plant financing debt reserve                  $  390,000  $390,000    2007
         Illinois plant financing debt reserve (see note 10)    1,362,174         -    2004
         Secured operating permits                                 93,853    93,853     -
         Repair and maintenance fund                               49,275    14,182    2007
         Illinois financial assurance trust                        19,493         -     -
         Security for Illinois debt (see note 10)                       -   500,000     -
                                                               ----------  --------
                                                               $1,914,795  $998,035
                                                               ----------  --------
                                                               ----------  --------


         Under terms of the bond agreements (see note 10), WR-Illinois is required to maintain cash balances for the debt service reserve funds which have certain withdrawal restrictions. Interest earned on this restricted cash may only be used for payment of current debt service on the bonds.

         Pursuant to provisions in the loan agreement, funds were disbursed from the repair and maintenance fund in 1996 and 1995.

         In connection with the guaranty by the Company of the bonds sold by Waste Recovery - Illinois in September 1994, certain holders of long-term debt of the Company required that an additional $195,000 of collateral be placed in the plant financing debt reserve. The Company utilized some of the funds obtained from the private placement of its convertible subordinated debentures for this purpose (see note 12). The Company was also required to provide to these debt holders an additional lien of $600,000 on its Portland facility.

NOTE 9.  INVESTMENT IN WASTE RECOVERY - ILLINOIS
         Effective December 1, 1996, the Company acquired from Riverside Caloric Company (RCC) its 55% interest in the Waste Recovery-Illinois general partnership, in which the Company owned the remaining 45% interest (see note 2). Until the December 1, 1996 acquisition date, the Company's investment in WR-Illinois was accounted for under the equity method of accounting.

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

                            WASTE RECOVERY, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Waste Recovery - Illinois completed the sale of $8.875 million in solid waste disposal revenue bonds as of September 27, 1994. The proceeds of the bonds were used to finance the construction of the two facilities. The Company is guarantor on the bonds and, as managing partner of the Illinois partnership until the December 1, 1996 acquisition date, was subject to receive administrative fees of $4,000 per month plus a management fee based on net income, as defined. During 1996 and 1995, the Company collected management fees of $36,000 and $12,000, respectively.

         Under the equity method of accounting, the Company recognized $668,504, $322,630 and $20,260 as losses from partnership operations for the years ended December 31, 1996, 1995 and 1994, respectively.

         At December 31, 1995, the Company's investment in the Illinois partnership includes $258,680 in inventories which were transferred to the Partnership at cost.

         RCC contributed $2 million and the Company contributed a license of its technology and assigned the Illinois partnership all of its right, title and interest in the five-year contract with Illinois Power Company. In 1995, the Company received $750,000 upon reaching certain performance objectives for the construction of equipment used by the Illinois partnership upon the startup of the facilities. Until the December 1, 1996 acquisition date, 55% of this fee, representing the percentage of the Illinois partnership not owned by the Company, was recognized in other income for the eleven months ending November 30, 1996 and the year ended December
         31, 1995. The remaining 45% had been recorded as deferred revenue to be recognized such that it would offset the Company's interest in the excess depreciation expense recorded by WR-Illinois related to this portion of the cost of the plants. The remaining unrecognized portion of deferred revenue at December 1, 1996 was included in the purchase price for WR-Illinois and allocated to the assets and liabilities acquired on December 1, 1996.

NOTE 10. BONDS PAYABLE
         To provide funding for the construction of the Dupo and Marseilles plants, WR-Illinois entered into two loan agreements: 1) $4,845,000 with the Southwestern Illinois Development Authority (SWIDA) and
         2) $4,030,000 with the Upper Illinois River Valley Development Authority (UIRVDA) (together, the Bonds), respectively. The Bonds were issued through the Solid Waste Disposal Revenue Bonds, Series 1994 (Waste Recovery - Illinois Project) dated September 1, 1994, under an Indenture of Trust. The proceeds to the Partnership were to fund a debt service reserve fund, to pay the costs of issuing the Bonds, to pay interest during construction, and to finance the cost of the construction of buildings and related improvements and the acquisition and installation of machinery, equipment and related property, all constituting industrial, commercial and solid waste disposal facilities located at Dupo and Marseilles, Illinois.

                             WASTE RECOVERY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

        The notes bear interest at 6.5% per annum with interest payable February 1 and August 1 each year, beginning February 1, 1995. Principal payments are due annually on February 1 beginning in 1996 through 2004.


        The notes are collateralized by the property, plant and equipment of WR-Illinois, $1,362,174 in restricted cash (see note 8), and are guaranteed by Waste Recovery, Inc. Future minimum payments as of February 1 each year are as follows:

              YEAR              SWIDA             UIRVDA             TOTAL
              ----              -----             ------             -----
              1997           $  440,000         $  365,000        $  805,000
              1998              470,000            390,000           860,000
              1999              500,000            415,000           915,000
              2000              530,000            440,000           970,000
              2001              565,000            470,000         1,035,000
            Thereafter        1,925,000          1,605,000         3,530,000
                             ----------         ----------        ----------
              Total          $4,430,000         $3,685,000        $8,115,000
          Bond Premium          183,233            152,586           335,819
                             ----------         ----------        ----------
        Total Bonds Payable  $4,613,233         $3,837,586        $8,450,819
                             ----------         ----------        ----------
                             ----------         ----------        ----------

         Bond premium represents the purchase adjustment recorded to reflect the bonds at market on December 1, 1996 when the Company acquired WR-Illinois (see note 2). Amortization of $7,153 was recorded for the year ended December 31, 1996.


NOTE 11. NOTES PAYABLE

         In connection with the purchase of U.S. Tire (see note 2), the Company issued promissory notes payable to the sellers in the aggregate amount of $605,035. The note is non-interest bearing and payable in two installments with the first installment of $455,035 due February 1, 1997, and the final installment of $150,000 due March 31, 1998. The final installment is subject to adjustment based on certain performance criteria of the U.S. Tire subsidiary.

         The Company finances insurance premiums under note agreements providing for fixed monthly principal and interest payments due over terms not to exceed nine months. Balances outstanding under such note agreements aggregated $176,968 and $28,945 at December 31, 1996 and 1995,
         respectively.

         With the acquisition of Domino (see note 2), the Company assumed debt to an affiliate of Domino in the original amount of $180,095. The terms of this note provide for interest and principal to be deferred until January 1, 1998, at which time monthly principal and interest payments are to be made at prime over a two-year term. Consequently, this note has been recorded as of March 21, 1995 (acquisition date) at its present value of $130,569, discounted at a rate of ten percent. The present value at December 31, 1995 was $144,076.

                             WASTE RECOVERY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

NOTE 12. CONVERTIBLE SUBORDINATED DEBENTURES
         Effective September 30, 1994, the Company privately placed with accredited investors and certain shareholders $800,000 of 10% convertible subordinated debentures due March 15, 1996. The debentures were convertible at the option of the registered holders in minimum amounts of $10,000 at any time prior to maturity at the rate of one share of Common Stock for each $.875 in debenture principal and accrued interest amount. The indebtedness evidenced by the debentures is subordinate to all senior indebtedness of the Company and is unsecured. As of December 31, 1994, none of these debentures had been converted.

         In conjunction with the Rights Offering (see note 19) in June 1995, $265,000 of the subordinated convertible debentures, plus accrued interest of $17,951, were converted at the rate of $.875 per share into 323,373 shares of Common Stock. At the first interest payment date, September 15, 1995, the remaining debenture holders elected to convert interest due on the debentures in the amount of $51,301 to 58,631 shares of Common Stock.

         As of the original maturity date, March 15, 1996, $40,000 of the convertible subordinated debentures plus interest of $1,995 were converted at the rate of $.875 per share into 47,994 shares of Common Stock. The remaining $495,000 in debentures were exchanged for similar debentures which carried an interest rate of 18% and a maturity date of January 31, 1997. Other terms and conversion privileges were the same as in the original debentures. On July 1, 1996, the outstanding $495,000 in debentures plus accrued interest of $46,564 were converted at the rate of $.875 per share into 618,930 shares of Common Stock. Upon conversion, the debenture holders also received warrants to purchase an additional 304,425 shares of Common Stock with an exercise price equal to market at the date of conversion. The warrants expire July 1, 1998.



                                 [End of Page]

                             WASTE RECOVERY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

NOTE 13. LONG-TERM DEBT
         Long-term debt at December 31, 1996 and 1995 consisted of the following:

                                                                                1996           1995
                                                                                ----           ----
         10.5% note payable to corporation; due on various dates through
           December 2007; interest payable semi-annually*                    $1,560,000     $1,635,000
         Prime plus .5% note payable to bank; due December 2004,
           guaranteed by The Goodyear Tire & Rubber Company;
           principal and interest payable monthly**                           1,019,309      1,128,329
         Mortgage payable to corporation, interest at prime rate; due July
           2003; principal and interest payable monthly                         940,476              -
         Notes payable to banks with interest rates ranging from 8% to
           10.5%; expiring through November 2000; principal and
           interest payable monthly                                             321,755              -
         7.6% note payable to Small Business Administration; due May
           2001; principal and interest payable monthly                         210,065        248,554
         Prime plus 1% note payable to former Domino shareholders;
           payments due beginning September 1996 (see note 2); due
           March 1998                                                           654,222        700,000
         Prime plus 1% note payable to bank; due July 1998; principal of
           $5,917 plus interest due monthly                                     112,417        183,418
         7.9% note payable to financial institution; due April 28, 2001;
           principal and interest payable monthly                                85,166              -
         7.9% note payable to financial institution; due April 28, 2001;
           principal and interest payable monthly                                82,541              -
         13.25% notes payable to financial institution; due September
           1997; principal and interest payable monthly                          31,137         66,103
         7.9% note payable to financial institution; due November 1997;
           principal and interest payable monthly                                22,726         45,749
         9% note payable to bank; due May 10, 2000; principal and
           interest payable monthly                                              18,456              -
         Notes payable to finance companies with interest rates from
           8.95% to 12%, expiring through June 1997; principal and
           interest payable monthly                                               4,994              -
         10.5% note payable to financial institution; due August 1997;
           principal and interest payable monthly                                 4,953         11,775
                                                                             ----------     ----------
                                                                              5,068,217      4,018,928
         Less:
           Current installments of long-term debt                               998,719        427,552
                                                                             ----------     ----------
         Long-term debt                                                      $4,069,498     $3,591,376
                                                                             ----------     ----------
                                                                             ----------     ----------


         *The Loan Agreement contains various restrictions, including a prohibition against the payment of dividends when such payment would cause an event of default, as defined, and financial ratio maintenance requirements, which includes minimum working capital and net worth requirements. As of December 31, 1996 the Company was in compliance with all required covenants.

         **As of February 29, 1996, this note was transferred to another bank; principal of $10,000 plus interest is payable monthly; the term and guarantor remain unchanged. The interest rate with the original bank was prime plus 1%.

                             WASTE RECOVERY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

         Debt is secured by substantially all of the Company's accounts receivable, inventories and property, plant and equipment and $390,000 of the restricted cash accounts (see note 8).

         The aggregate maturities of long-term debt at December 31, 1996 are as follows:



                   Year ending December 31:
                             1997                         $  998,719
                             1998                            837,455
                             1999                            620,806
                             2000                            485,134
                             2001                            425,601
                           Thereafter                      1,700,502
                                                          ----------
                                                          $5,068,217
                                                          ----------
                                                          ----------

NOTE 14. CONVERTIBLE SUBORDINATED NOTES
         In connection with the purchase of U.S. Tire (see note 2), the Company issued convertible subordinated notes in the aggregate amount of $1,850,000 payable to the former partners and shareholders of U.S. Tire. The notes bear interest at an annual rate of 5% for the first twelve months, 6% for the second twelve months and 7% until maturity. Principal payments are due in the amounts of $500,000 on March 31, 1999, $450,000 on September 30, 1999, $450,000 on March 31, 2000 and
         $450,000 on September 30, 2000.

         The holders of the notes have the right at their option, at any time after September 30, 1997, to convert all but not less than all of the principal amount of the notes then outstanding into Common Stock of the Company at the price of $2.50 per share, provided that such election to convert shall be agreed upon unanimously by the holders of the notes then outstanding.

         The convertible subordinated note agreements provide for adjustments as reductions to the principal amount of the notes based on certain minimum future cash flow of U.S. Tire, as defined. In accordance with APB Opinion No. 16, the convertible subordinated notes are treated as "contingent consideration", and accordingly, have not been recorded as a liability as of December 31, 1996, and will remain unrecorded until such time as the contingency is resolved or the contingency period expires. Interest payments on the convertible subordinated notes during the contingency period are recorded as a deferred charge. If the contingency is resolved in favor of the note holders, the contingent consideration and deferred interest will be recorded as an additional cost of the assets acquired (goodwill) and amortized prospectively over its remaining life.

                             WASTE RECOVERY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

NOTE 15. DEFERRED GRANT REVENUE
         WR-Illinois (Grantee) entered into two grant agreements with the Illinois Department of Commerce and Community Affairs (Department) (formerly, the Illinois Department of Energy and Natural Resources) as of June 1, 1994. The Department administers the Used Tire Recovery Program which offers financial incentives for projects which reuse, recycle or recover energy from Illinois used or scrap tires.

         WR-Illinois requested funding assistance to build its TDF processing plants in Dupo and Marseilles, Illinois. The Department agreed to provide grants towards WR-Illinois' "projects", as defined. The Grantee agreed that at least 30% of the scrap tires it processes will come from Illinois sources, and that a minimum of one million Illinois PTE's (passenger tire equivalents), as defined, will be collected and processed annually at each plant. The Department awarded the Grantee $1,000,000 towards specified equipment ($500,000 at each plant). As of December 31, 1996, the full amount of the grants has been received.

         The grant agreements require WR-Illinois to maintain the equipment for the purpose as originally set forth in the agreement, to provide the Department with semi-annual reports, and to meet certain other listed criteria.

         WR-Illinois received additional funding through a grant of approximately $450,000 awarded by the Department to Illinois Power Company for the construction of a TDF metering unit at its Baldwin Power Plant. This award is being amortized over the remainder of the contract with Illinois Power Company, which expires July 1999.

         As of December 31, 1996, $1,009,061 of the total grant money received is recorded as deferred grant revenue in the accompanying balance sheet and is being amortized to income through July 31, 1999, at approximately $32,000 per month.

NOTE 16. STOCK OPTIONS AND WARRANTS
         1989 INCENTIVE STOCK OPTION PLAN

         In 1989, the Company adopted the 1989 Incentive Stock Option Plan for employees (the Incentive Plan). The purpose of the Incentive Plan is to provide certain key employees of the Company with a proprietary interest in the Company through the granting of options, restricted stock or other stock rights. The Company has reserved 1,550,000 shares of Common Stock for issuance upon exercise of such options and rights issued pursuant to this Plan.

         The terms and amounts of options are determined by the Board of Directors. The Incentive Plan provides that option prices will be no less than 50% (or 100% depending on the type of option) of the

                             WASTE RECOVERY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

        fair market value per share at the grant date. The aggregate fair market value of Common Stock underlying an incentive stock option determined at the date of the grant shall not exceed $100,000 in the year in which the options are first exercisable. All options issued to date have terms of ten years and vest either immediately or over a five year period.

        Shares of Common Stock issued under the Incentive Plan as restricted stock are determined by the Board of Directors. Restrictions, including forfeiture provisions and consideration for issuance of such shares, are determined by the Board of Directors. The consideration to be received by the Company for issuance of such restricted stock shall be no more than 50% of the fair market value at the date of the grant.

        The Incentive Plan also provides that the Board of Directors may grant stock appreciation rights (SARs) entitling the grantee, upon exercise of such rights, to receive cash from the Company equal to the increase of the fair market value of the Common Stock of the Company times the number of units of SARs exercised subsequent to the date of grant. As of December 31, 1996, no restricted stock or SARs had been granted.

        The terms of the grants, including the grantees, are administered by a Stock Option Committee which was formed by the Board of Directors.

        The stock options discussed herein were granted at the market price at the date of grant, thus no compensation expense has been recorded.


        NONQUALIFIED STOCK OPTIONS TO NON-EMPLOYEE DIRECTORS

        During 1988 and 1991, the Company granted nonqualified stock options to non-employee directors (the Nonqualified Issuances) for continued service to the Company. Such options were exercisable through December 1993 and January 1996, respectively.

        In 1990, the Company entered into an agreement with the Chairman of the Company's Board of Directors granting him options to purchase 200,000 shares of Common Stock at $.41 per share for a seven-year period ending April 3, 1997. Such options may only be exercised once the Company has achieved twelve months of profitability or in the event of a change in control. These options became exercisable in 1992 as the Company achieved twelve months of profitability. As of December 31, 1996, 100,000 of the aforementioned options had been exercised.


        1992 STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS

        At the 1992 Annual Meeting, the shareholders approved the 1992 Stock Plan for Non-Employee Directors (the Directors Plan). Pursuant to such plan, non-employee directors of the Company receive

                             WASTE RECOVERY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         annually (1) after the annual meeting, a stock option to purchase 2,500 shares of Common Stock so long as the Company's net income for the fiscal year just ended improved over the prior year, and (2) in January, a Common Stock grant valued at $2,000 for service as a director if attendance criteria are met. Such plan terminates
         January 31, 2000 and 250,000 shares were reserved by the Company for grants thereunder. Under this plan, 10,806, 12,366 and 4,361 shares were issued for the years ended December 31, 1996, 1995 and 1994, respectively. The option terms are ten years and vest immediately.

         WARRANT ISSUANCES

         In 1995, 100,000 warrants were issued to an investment company. These warrants are exercisable in 1996 at $0.86 per share. The warrants expire July 1, 1998.

         See note 17 for warrant issuances in 1996.

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively; no dividend yield, expected volatility of 73.2% and 74.3%, risk free interest rates of 6.7% and 6.1% and expected lives of 8.4 years each.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information:


                                                                        1996                           1995
                                                                        ----                           ----
                                                            As Reported      Pro forma      As Reported     Pro forma
                                                            -----------      ---------      -----------    -----------
               Income (loss) applicable to common share        $140,204       $(32,893)     $(1,069,327)   $(1,123,281)
               Income (loss) per common share                     $0.01          $0.00           $(0.12)        $(0.12)


         The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts as SFAS No. 123 does not apply to awards prior to 1995 and additional awards are anticipated in future years.



                                   [End of Page]

                             WASTE RECOVERY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         A summary of stock option transactions under the Incentive Plan and Directors Plan, as well as Nonqualified Issuances, is as follows:

                                                                 1996                    1995                   1994
                                                                 ----                    ----                   ----
                                                                     Weighted-               Weighted-              Weighted-
                                                                      Average                 Average                Average
                                                                     Excercise               Excercise              Excercise
                                                          Shares       Price      Shares       Price      Shares      Price
                                                        --------     ---------  --------     ---------  --------    ---------
               Outstanding at beginning of year......... 761,100       $0.83     565,900       $0.69     572,400      $0.69
                    Granted............................. 214,900        1.30     275,000        1.01           -          -
                    Exercised.......................... (178,000)       0.40     (59,800)       0.26      (3,500)      0.90
                    Forfeited........................... (58,100)       1.12     (20,000)       0.73      (3,000)      1.19
                                                        --------                --------                --------
               Outstanding at end of year............... 739,900       $1.05     761,100       $0.83     565,900      $0.69
               Exercisable at end of year............... 559,900       $1.07     516,100       $0.76     565,900      $0.69
               Weighted-average fair value of
                    options granted during the year....... $0.96                   $1.12

         The following table summarizes information about the fixed price stock options outstanding at December 31, 1996:

                                                  Options Outstanding                            Options Exercisable
                                   ----------------------------------------------------   -------------------------------
                                     Shares        Weighted-Average                          Shares
                   Range of        Outstanding         Remaining       Weighted-Average    Exercisable    Weighted-Average
               Exercise Prices     at 12/31/96     Contractual Life     Exercise Price     at 12/31/96     Exercise Price
               ---------------     -----------     ----------------    ----------------    -----------    ----------------
                       $0.41         100,000           0.3 years             $0.41           100,000            $0.41
                       $0.75          87,500           6.1 years             $0.75            87,500            $0.75
                 $0.98-$1.11         245,000           8.5 years              0.99            65,000             1.01
                       $1.19          25,000           9.3 years              1.19            25,000             1.19
                 $1.31-$1.41         192,400           9.4 years              1.32           192,400             1.32
                       $1.57          90,000           6.4 years              1.57            90,000             1.57
                                   -----------                                             -----------
                 $0.41-$1.57         739,900          7.13 years             $1.05           559,900            $1.07
                                   -----------                                             -----------
                                   -----------                                             -----------

         At December 31, 1996, 833,800 shares were available for grant as options or incentive grants under the Incentive Plan and 225,000 shares were available for grant as options under the Directors Plan.

NOTE 17. STOCKHOLDERS' EQUITY
         On December 26, 1996, the Company sold 750,000 shares of unregistered Common Stock and 750,000 warrants to purchase Common Stock at a price of $1.45 per share and $0.05 per warrant. The exercise price of the warrants is $2.06, which equals the quoted market price for the Company's Common Stock on December 26, 1996. The warrants expire December 26, 2000.

                             WASTE RECOVERY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         On December 24, 1996, the Company sold 300,000 shares of unregistered Common Stock and 300,000 warrants to purchase Common Stock at a price of $1.45 per share and $0.05 per warrant (see note 20). The exercise price of the warrants is $2.06, which equals the quoted market price for the Company's Common Stock on December 24, 1996. The warrants expire December 24, 2000.

         In December 1996, the Company issued 1.1 million shares of unregistered Common Stock in connection with the acquisition of WR-Illinois (see note 2).

         In December 1996, the Company issued 3,486,221 shares of unregistered Common Stock in connection with the acquisition of U.S. Tire (see notes 2 and 19). Included in the 3,486,221 shares issued are 243,224 shares issued to a third party as compensation for services rendered as financial advisor to the Company in connection with the acquisition of U.S. Tire.

         As a condition of the acquisition of U.S. Tire, the Company has committed to file a registration statement with the Securities and Exchange Commission to register shares issued to the sellers of U.S. Tire. The shares of Common Stock issued to NIPSCO and those sold in the December private placement were given the right to be included in this filing. The Company anticipates this filing will be completed in May 1997.

         In 1990, the Company issued 203,580 shares of 7% cumulative preferred stock redeemable at the Company's option for $10 per share. No dividends were declared or paid on such preferred stock in 1996, 1995 or 1994. Accordingly, undeclared dividends on cumulative preferred stock aggregated $938,725 at December 31, 1996 which represents $4.61 per share of such stock outstanding. Dividends on cumulative preferred stock have been added to net loss or deducted from net income for purposes of computing per common share amounts.

NOTE 18. RIGHTS OFFERING
         The Company completed a rights offering on June 26, 1995, which distributed nontransferable subscription rights to eligible stockholders, as defined, to subscribe to the Company's Common Stock at an offering price of $.75. This "Rights Offering" raised approximately $2.2 million in capital, which is being utilized for specific equipment improvements at each of the Company's facilities, including Domino. The Company issued 3,238,857 shares of Common Stock with this rights offering.

NOTE 19. RELATED PARTY TRANSACTIONS
         In 1996, the Company incurred a consulting fee of $20,000 to a director in connection with the private placement sale of unregistered Common Stock of the Company (see note 17).

                             WASTE RECOVERY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In connection with the acquisition of U.S. Tire (see note 2), the Company paid a third party, which is a shareholder of the Company and the Company's public relations firm, 243,224 shares of Common Stock of the Company for its assistance as a financial advisor in arranging and facilitating the acquisition of U.S. Tire. A director of the Company, as an employee of the Company's financial advisor, received $175,000 in connection with his assistance to the Company's financial advisor in closing the U.S. Tire transaction.

         In 1996, the Company loaned $40,000 to an officer of the Company. The loan is non-interest bearing and is expected to be repaid within twelve months.

         In 1996, the Company sold to a director 300,000 shares of unregistered Common Stock and warrants to purchase an additional 300,000 shares of Common Stock at a purchase price of $1.45 per share and $0.05 per warrant, respectively. The exercise price of the warrants equals the quoted market price of the Company's Common Stock on the date the warrants were purchased.

         The Company received fees of $535,000 in 1995 and $556,000 in 1994 for accepting and hauling scrap tires from a significant stockholder. In 1996, the customer was no longer a significant stockholder.

         In 1994, in lieu of directors' fees, 4,361 shares of the Company's Common Stock were issued to the outside directors. In 1995, the outside directors received $36,000 ($6,000 each) as compensation for services, $6,000 ($1,000 each) for attendance at Board of Directors meetings, and a total of 12,366 shares of Common Stock as described in note 16. In 1996, for attendance at Board of Directors meetings, a total of 10,806 shares of Common Stock were issued to the outside directors.

         The Company incurred $60,000 in consulting fees to certain directors for assistance with the sale of the Waste Recovery - Illinois bonds, which was recorded in 1994 and paid in 1995.

         Included in accounts payable at December 31, 1995 is $55,237 due to Waste Recovery - Illinois. During 1995, the Company disposed of approximately 7,514 tons of tires at the Partnership's Dupo, Illinois plant and incurred disposal fees to the partnership in the amount of $336,382.

NOTE 20. INCOME TAXES
         For the year ended December 31, 1994, the Company adjusted its gross deferred tax asset, including a reduction in the valuation allowance of $508,761, which reflected the expected utilization of the net operating loss carry forwards that were previously expected to expire unutilized. The net operating loss carry forwards were expected to be utilized based on projected positive results from operations. The net

                             WASTE RECOVERY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         change in the deferred tax asset of $447,543 represented a tax benefit for the year ended December 31, 1994.

         The provision (benefit) for income taxes consists of the following components for the year ended December 31:


                                             1996       1995         1994
                                             ----       ----         ----
          Current:
          Federal                            $    -     $    -       $    -
          State                               8,850          -            -
                                           --------   --------     --------
               Total current                  8,850          -            -
                                           --------   --------     --------
         Deferred:
          Deferred taxes                   (119,278)   284,862       61,218
          Deferred tax asset valuation
            allowance                       119,278   (284,862)    (508,761)
                                           --------   --------     --------
               Total deferred                     -          -     (447,543)
                                           --------   --------     --------
                                           $  8,850   $      -     $(447,543)
                                           --------   --------     --------
                                           --------   --------     --------

         Total income tax expense (benefit) differs from the amount computed by applying the U.S. federal income tax rate of 34% to income before income taxes for the following reasons:



                                             1996       1995         1994
                                             ----       ----         ----
          U.S. federal income tax,
            at statutory rates           $  96,254   $(315,119)    $ 55,424
          Penalties                            220      20,216       13,418
          Amortization of goodwill          20,115      13,996
          Change in valuation allowance   (119,278)    284,862     (508,761)
          State income tax                   8,850           -            -
          Other                              2,689      (3,955)      (7,624)
                                        ----------   ----------   ---------
                                         $   8,850   $        -   $(447,543)
                                        ----------   ----------   ---------
                                        ----------   ----------   ---------


               The deferred tax assets (liabilities) are comprised of the following at December 31, 1996 and 1995:


                                                       1996         1995
                                                       ----         ----

          Deferred tax assets:
            Net operating loss carry forwards        2,622,220    $2,451,107
            Depreciation                               312,269       361,297
            Deferred grant revenues                     91,587       106,188
              Accruals for financial reporting
                 purposes currently not deductible
                 for tax                                32,104        48,527

              Capitalization of general and
                 administrative costs for tax           62,098        16,505
              Carrying differences for investment
                 in Illinois                           269,386       114,814
              Other                                     13,080         9,924
                                                    ----------    ----------
            Gross deferred tax asset                 3,402,744     3,108,362
            Valuation allowance                     (2,686,877)   (2,660,819)
                                                    ----------    ----------
                                                       715,867       447,543
                                                    ----------    ----------
            Deferred tax liabilities:
               Book/tax basis in fixed assets and
                 deferred gain                        (268,324)            -
                                                    ----------    ----------
            Gross deferred tax liabilities            (268,324)            -
                                                    ----------    ----------
            Net deferred tax asset                  $  447,543     $ 447,543
                                                    ----------    ----------
                                                    ----------    ----------

                                     F-28

                             WASTE RECOVERY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         As of December 31, 1996, the Company has approximately $7.156 million in net operating loss carry forwards which expire between the years 2002 and 2011. The deferred tax asset recorded at December 31, 1995 and 1996, is based on the expected utilization of net operating loss carry forwards based on projected positive results. Due to changes in ownership which occurred in 1996, there will be an annual limitation of approximately $1 million on the amount of net operating losses available to offset future taxable income.

         As a result of the December 1996 acquisitions discussed in Note 2, a deferred tax asset of $145,336 was set up in the opening balance sheet. A valuation allowance for the full amount of the deferred tax asset was also set up in the opening balance sheet.

NOTE 21. INVOLUNTARY CONVERSION OF ASSETS
         On November 26, 1996, the Atlanta plant sustained damage due to a mechanical fire. As a result, TDF and wire production ceased for the remainder of the year. The shredding machinery and equipment was not damaged, thus allowing the plant to continue accepting scrap tires for disposal which were then shredded and disposed of. As of December 31, 1996, the plant was in the process of being rebuilt. Completion of the rebuild is expected by mid-April 1997, at which time the plant will be fully operational. This involuntary conversion of assets has been recognized in the year ending December 31, 1996, as follows:


            Estimated insurance proceeds to be received on property  $ 901,815
              Net book value of property destroyed                    (151,844)
                                                                      ---------
              Gain on involuntary conversion of property               749,971
              Estimated insurance proceeds from business
                interruption insurance                                  83,333
              Costs incurred in clean-up                              (209,085)
                                                                      ---------
            Net gain on involuntary conversion                       $ 624,219
                                                                      ---------
                                                                      ---------


         The estimated insurance proceeds are included in other receivables (see note 3) at December 31, 1996, of which $650,000 was received in January and February 1997.

                                    [End of Page]

        On August 7, 1994, the Baytown (outside Houston, Texas) plant sustained substantial damage due to a fire. Consequently, the plant's operations were shut down from that time until the last week of December 1994. During this period, the plant incurred a major
        renovation and clean-up.   This involuntary conversion of assets has
        been recognized in the year ending December 31, 1994, as follows:

        Net insurance proceeds received on property   $  372,137
        Net book value of property destroyed              (8,750)
                                                      ----------
        Gain on involuntary conversion of property       363,387
        Estimated insurance proceeds from business
          interruption insurance                         120,000
        Cost incurred in clean-up and remediation       (669,629)
                                                      ----------
        Net loss on involuntary conversion of
          assets                                      $ (186,242)
                                                      ----------
                                                      ----------

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

NOTE 22.  NONCASH TRANSACTIONS

        During 1996, the Company had the following noncash transactions which have been excluded from the statements of cash flows:


                                                                  Increase
                                                                 (Decrease)
                                                                 -----------
         Additions of equipment under capital lease               $  (41,304)
         New capital lease obligations                                41,304
         Convertible, subordinated debentures converted
           to common stock                                          535,000
         Interest on debentures converted to common stock            48,559
         Decrease in debentures payable                            (535,000)
         Decrease in interest payable on debentures                 (48,559)
                                                                 -----------
                                                                 $        --
                                                                 -----------
                                                                 -----------

        In addition to the above noncash transactions during 1996, see note 2 regarding the assets and liabilities acquired and the additional debt incurred with the acquisition of WR-Illinois, U.S. Tire and Domino.

NOTE 23. SIGNIFICANT CONTRACTS
         WR-Illinois entered into a contract with Illinois Power Company on October 12, 1993, to supply it with 60,000 tons of TDF per year for a period of five years. If WR-Illinois is unable to fulfill this requirement, the Company will sell TDF produced at its other facilities to Illinois Power. Sales to Illinois Power of TDF produced at the Dupo facility began in September 1995.

NOTE 24. BUSINESS AND CREDIT CONCENTRATIONS
         The Company's customers are located throughout the United States. Five customers accounted for significant Company sales for the years ended December 31:

                                 1996           1995           1994
                              ----------     ----------     ----------
         Customer one         $2,940,000     $2,221,000     $1,506,000
         Customer two          1,840,000      1,604,000      1,566,000
         Customer three          364,000      2,999,000      3,041,000
         Customer four           566,000        535,000        556,000
         Customer five           257,000        832,000        750,000
                              ----------     ----------     ----------
         Total                $5,967,000     $8,191,000     $7,419,000
                              ----------     ----------     ----------
                              ----------     ----------     ----------

         In addition to these customers, which are all significant entities, the Company does business with a variety of companies with diverse credit risk. The Company does not generally require collateral or other security from its customers and has historically encountered very little loss on its receivables.

NOTE 25. PROFIT SHARING PLAN
         Effective January 1, 1995, the Company adopted the Waste Recovery, Inc. 401(k) Plan (the Plan), a defined contribution plan. Employees who have completed six months of service and have attained the age of twenty-one are eligible to become participants in the Plan. Participants may contribute up to 15% of their compensation, as defined, annually. Company contributions to the Plan are determined at the discretion of the Board of Directors. No contributions were made during the years ended December 31, 1996 and 1995.

NOTE 26. LITIGATION AND CONTINGENCIES
         The Company is a party to certain lawsuits which are generally incidental to its business. Management does not believe the ultimate resolution of such matters will have a significant effect on the Company's financial position and, therefore, no liabilities have been recorded in the accompanying consolidated financial statements.

         Like other waste management companies, the Company's operations are subject to extensive and changing federal and state environmental regulations governing emissions into the atmosphere, wastewater discharges, solid and hazardous waste management activities and site restoration and abandonment activities. As of December 31, 1996, no such costs had been accrued and management does not believe the effects of the aforementioned activities will have a material effect on the Company's financial statements.

NOTE 27. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
         The fair value of the Company's current assets, restricted cash and accounts payable approximates the recorded amounts because of the liquidity and short maturity of these instruments.

         It is not practicable to estimate the fair value of the Company's long-term debt and notes payable as they are unique as debt instruments for which there is no public market.

                                    [End of Page]

                                                                  SCHEDULE II


                                 WASTE RECOVERY, INC.
                          VALUATION AND QUALIFYING ACCOUNTS

                                                           Additions
                                                           ---------
                                       Balance at   Charged to  Charged to              Balance at
                                      Beginning of  Costs and     Other                   End of
         Description                      Year       Expenses    Accounts   Deductions    Year(1)
         -----------                      ----       --------    --------   ----------    -------
Year ended December 1994:
     Allowance for doubtful accounts    $30,318      $36,063      $  -       $41,381      $25,000
                                        -------      -------      ----       -------      -------
                                        -------      -------      ----       -------      -------
Year ended December 1995:
     Allowance for doubtful accounts    $25,000      $38,917      $  -       $36,834      $27,083
                                        -------      -------      ----       -------      -------
                                        -------      -------      ----       -------      -------
Year ended December 1996:
     Allowance for doubtful accounts    $27,083      $63,554      $  -       $39,620      $51,017
                                        -------      -------      ----       -------      -------
                                        -------      -------      ----       -------      -------

(1) Amount represents the allowance for doubtful accounts, a contra account to trade accounts receivable.

                                  INDEX TO EXHIBITS
                                  -----------------
Exhibit
Number                              Exhibit
-------                             -------

  3.1 Amended and Restated Articles of Incorporation filed July 5, 1988, with the Secretary of State of Texas, incorporated herein by reference to Exhibit 3.4 to the Company's Form 10-K filed March 24, 1989.

  3.2 Articles of Amendment to the Articles of Incorporation filed June 8, 1990, with the Secretary of State of Texas, incorporated herein by reference to Exhibit 3.5 to the Company's Form 10-K filed March 27, 1991.

  3.3 By-Laws, amended and restated as of March 10, 1992, incorporated herein by reference to Exhibit 3.6 to the Company's Form 10-K filed March 26, 1992.

  4.1 Form of Common Stock Certificate of Registrant, incorporated herein by reference to the Company's Form S-1, as amended, filed July 15, 1986.

  4.2 Indenture of Trust dated April 1, 1988, between Development Authority of Fulton County and Citizens and Southern Trust Company (Georgia), National Association, as Trustee, incorporated herein by reference to Exhibit 4.2 to the Company's report on Form 8-K filed June 1, 1988.

  4.6 Form of 10% Convertible Subordinated Debenture due March 15, 1996, incorporated herein by reference to Exhibit 4.6 to the Company's report on Form 8-K filed October 5, 1994.

 10.6 Agreement dated May 9, 1986, between Registrant and The Goodyear Tire and Rubber Company, incorporated herein by reference to Exhibit 10.32 to the Company's Amendment No. 1 to Form S-1 filed July 1, 1986.

 10.7 Lease Agreement dated January 15, 1988, between Southern Metal Finishing Company, Inc. and the Registrant, incorporated herein by reference to Exhibit 10.37 to the Company's Form 10-K filed March 25, 1988.

 10.8 Indemnity Agreement dated January 29, 1988, by the Registrant and Southern Metal Finishing Company, Inc., incorporated herein by reference to Exhibit 10.38 to the Company's Form 10-K filed March 25, 1988.

 10.10 Estoppel Deed, dated December 28, 1989, between the Registrant as Grantor, and Tex A. Perkins, et al., as Grantee, incorporated herein by reference to Exhibit 10.64 to the Company's Form 10-K filed
         March 26, 1990.

 10.11 Lease of Real Property, dated January 1, 1990, between the Registrant, as Lessee, and Tex A. Perkins, et al., as Lessor, incorporated herein by reference to Exhibit 10.65 to the Company's Form 10-K filed
         March 26, 1990.

 10.12 Warranty Deed, dated February 7, 1990, between Tex A. Perkins, et al., as Grantor, and Wayne Easley, as Grantee, incorporated herein by reference to Exhibit 10.66 to the Company's Form 10-K filed March 26, 1990.

 10.13   Assignment of Lease, dated February 7, 1990, from Tex A.
         Perkins, et al., as Assignor, and Wayne Easley, as Assignee, incorporated herein by reference to Exhibit 10.68 to the Company's Form 10-K filed March 26, 1990.

Exhibit
Number                              Exhibit
-------                             -------

 10.14 The Registrant's 1989 Stock Plan for Employees, effective March 6, 1989, and approved by the Registrant's shareholders at the 1989 Annual Meeting, incorporated herein by reference to Exhibit 10.73 to the Company's Form 10-K filed March 26, 1990.

 10.15 Amendment No. 1 to the Registrant's 1989 Stock Plan for Employees, incorporated herein by reference to Exhibit 10.15 to the Company's Form 10-K filed March 28, 1996.

 10.16 Nonqualified Stock Option Agreement dated April 4, 1990, granted by the Registrant to Allan Shivers, Jr. for 200,000 shares, incorporated herein by reference to Exhibit 10.77 to the Company's Form 10-K filed March 27, 1991.

 10.17 Form of Nonqualified Stock Option Agreement for grants to employees made January 7, 1991, incorporated herein by reference to Exhibit
         10.89 to the Company's Form 10-K filed March 26, 1992.

 10.18 Form of Incentive Stock Option Agreement for grants to employees made October 1, 1991, incorporated herein by reference to Exhibit
         10.90 to the Company's Form 10-K filed March 26, 1992.

 10.19 1992 Stock Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 4.8 of the Company's Form S-8 filed May 8, 1992.

 10.20 Form of Nonqualified Stock Option Agreement for grants to non-employee directors made January 4, 1991, incorporated herein by reference to Exhibit 10.88 to the Company's Form 10-K filed March 26, 1992.

 10.21 Indemnity and Security Agreement, dated June 1, 1990, between Registrant and The Goodyear Tire and Rubber Company, incorporated herein by reference to Exhibit 10.82 to the Company's Form 10-K filed March 27, 1991.

 10.22 Amendment to Lease of Real Property dated April 25, 1991, between the Registrant, as Lessee, and George Glanz, as Lessor, incorporated herein by reference to Exhibit 10.86 to the Company's Form 10-K filed March 26, 1992.

 10.23 Agreement (for supply of TDF) between the Registrant and Illinois Power Company dated October 12, 1993, (paragraph 4 of Exhibit 10.007 is subject to a request for confidential treatment), incorporated herein by reference to Exhibit 10.007 to the Company's report on Amendment No. 1 to Form 8-K/A filed December 14, 1993.

 10.24 Leasehold Commercial Deed of Trust, Security Agreement, Fixture Filing, Financing Statement, and Assignment of Leases and Rents dated September 20, 1994, executed by the Registrant as Grantor, for the benefit of NationsBank of Georgia N.A. as Trustee, incorporated herein by reference to Exhibit 10.021 to the Company's
         Form 10-K filed March 30, 1995.

 10.25 Stock Purchase Agreement for the purchase by the Registrant of the outstanding stock of Domino Salvage, Tire Division, Inc., dated March 21, 1995, incorporated herein by reference to Exhibit 10.024 to the Company's Form 10-K filed March 30, 1995.

 10.26 Loan Agreements dated April 1, 1988, between Development Authority of Fulton County and the Registrant, incorporated herein by reference to Exhibit 28.2 to the Company's report on Form 8-K filed June 1, 1988.

Exhibit
Number                              Exhibit
-------                             -------

 10.27 Promissory Note dated April 1, 1988, from the Registrant to Development Authority of Fulton County, incorporated herein by reference to Exhibit 28.3 to the Company's report on Form 8-K filed June 1, 1988.

 10.28 Leasehold Deed to Secure Debt and Security Agreement dated April 1, 1988, between the Registrant and the Trustee, incorporated herein by reference to Exhibit 28.5 to the Company's report on Form 8-K filed June 1, 1988.

 10.29 First Amendment to Lease Agreement dated April 1, 1988, between Southern Metal Finishing Company, Inc. and the Registrant, incorporated herein by reference to Exhibit 28.6 to the Company's report on Form 8-K filed June 1, 1988.

 10.30 Assignment of Contracts dated April 1, 1988, between the Registrant and Development Authority of Fulton County, incorporated herein by reference to Exhibit 28.7 to the Company's report on Form 8-K filed June 1, 1988.

 10.31 Promissory Note dated February 29, 1996, executed by the Registrant as maker payable to Texas Commerce Bank National Association in principal amount of $1,119,309.01.(1)

 10.32 Note Purchase Agreement dated February 29, 1996, between The Goodyear Tire and Rubber Company and Texas Commerce Bank National
         Association.(1)

 10.33 Form of Convertible Subordinated Debenture Conversion Agreements effective July 1, 1996.(1)

 10.34 Form of Warrant to Purchase Common Stock of Waste Recovery, Inc. as of July 1, 1996, as Exhibit "A" to the Convertible Subordinated Debenture Conversion Agreements included herein in Exhibit 10.47.(1)

 10.35 Dodge Common Stock and Warrant Purchase Agreement dated December 24, 1996 between Waste Recovery, Inc. and Michael C. Dodge.(1)

 10.36 Common Stock and Warrant Purchase Agreement dated December 26, 1996 by and among Waste Recovery, Inc. and Bette Nagelberg, Ronald I. Heller, Rachel Heller, Ronald I. Heller as custodian for Evan Heller, Delaware Charter Guaranty & Trust Co. FBO, and R. Anthony Cioffari.(1)

 10.37 Agreement and Plan of Reorganization dated as of the 30th day of September 1996 by and among Waste Recovery, Inc., New U.S. Tire Recycling Corp., U.S. Tire Recycling Partners, L.P., Bodner/Greenstein Capital Holdings, Inc., Tirus, Inc., Tirus Associates, L.L.C., Environmental Venture Fund, L.P., Argentum Capital, L.P., and
         Certain Shareholders, incorporated herein by reference to Exhibit 1.1 of the Company's current report on From 8-K filed December 20, 1996.

 10.38 Partnership Purchase Agreement dated as of December 16, 1996, between Riverside Caloric Company, Waste Recovery, Inc., and Waste Recovery-Illinois, L.L.C., incorporated herein by reference to Exhibit 1.2 of the company's current report on Form 8-K filed December 20, 1996.

 10.39 Deed of Trust and Security Agreement between New U.S. Tire Recycling Corp. (a wholly-owned subsidiary of the Registrant) as Grantor, and the former partners and shareholders of U.S. Tire Recycling Partners, L.P. as Beneficiary.(1)

 10.40 Letter Agreement between Waste Recovery, Inc. and Cameron & Associates relating to the retention of Cameron & Associates as financial advisor in connection with the acquisition of U.S. Tire.(1)

Exhibit
Number                              Exhibit
-------                             -------

 11.1 Statement regarding computation of per share earnings - See page F-5 of this Form 10-K which is incorporated herein by reference.

 21.1    Subsidiaries of the Registrant.(1)

 23      Consent of Independent Accountants.(1)

 27.1    Financial Data Schedule.(1)

 99.1 The Company's Proxy Statement for its 1997 Annual Meeting of Shareholders, incorporated herein by reference pursuant to Rule 12b-32 of the Securities Exchange Act of 1934. Definitive copies of such Proxy Statement to be filed under Regulan 14A within 120 days after December 31, 1996.

-----------------
(1)  Filed herewith.