Form 10-Q
period 1997-03-31
WASTE RECOVERY INC
filed 1997-05-15
CIK 710118

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                      FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
                         For The Quarter Ended March 31, 1997
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


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the latest practicable date. Common stock, no par value 17,442,621, April 30, 1997.

PART I:  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS


                                 WASTE RECOVERY, INC.
                             Consolidated Balance Sheets



                 Assets                                       March 31, 1997       December 31, 1996
                -------                                       --------------       -----------------
                                                                (Unaudited)
Current Assets:
  Cash and cash equivalents                                     $  341,942             $  1,892,427
  Accounts receivable, less allowance for
    doubtful accounts of $76,197 and $51,017,
    respectively                                                 2,421,186                2,736,388
  Other receivables (note 2)                                       753,754                1,061,958
  Inventories (note 3)                                             982,436                1,239,483
  Other current assets                                             454,005                  355,958
                                                              --------------       -----------------
    Total current assets                                         4,953,323                7,286,214
                                                              --------------       -----------------
Property, plant and equipment                                   25,157,931               24,226,392
  Less accumulated depreciation                                 (8,549,237)              (7,923,939)
                                                              --------------       -----------------
    Net property, plant and equipment                           16,608,694               16,302,453
                                                              --------------       -----------------

Restricted cash and cash equivalents                             2,119,842                1,914,795
Bond and debt issuance costs, less accumulated
  amortization of $185,351 and $181,275,
  respectively                                                     142,983                  147,059

Deferred income taxes                                              447,543                  447,543

Goodwill, less accumulated amortization of
  $136,720 and $102,787, respectively                            1,861,745                1,895,678

Other assets                                                       305,107                  398,058
                                                              --------------       -----------------
                                                               $26,439,237              $28,391,800
                                                              --------------       -----------------
                                                              --------------       -----------------

See accompanying notes to consolidated financial statements.

                                 WASTE RECOVERY, INC.
                             Consolidated Balance Sheets

   Liabilities and Stockholders' Equity                       March 31, 1997       December 31, 1996
   ------------------------------------                       --------------       -----------------
                                                               (unaudited)
Current Liabilities:
  Current installments of bonds payable                         $  935,799               $  883,024
  Notes payable                                                    284,861                  632,003
  Current installments of long-term debt (note 4)                  928,836                  998,719
  Current installments of capital lease obligations                117,421                  111,982
  Accounts payable                                               3,217,104                3,269,300
  Bond interest payable                                             78,867                  219,781
  Accrued wages and payroll taxes                                  400,925                  247,576
  Other accrued liabilities                                        695,172                  637,836
  Deferred revenue                                                 313,011                  313,011
                                                              --------------       -----------------
    Total current liabilities                                    6,971,996                7,313,232
                                                              --------------       -----------------
Bonds payable, noncurrent                                        6,689,982                7,567,795
Long-term debt, excluding current installments
  (note 4)                                                       4,046,167                4,069,498

Obligations under capital leases, excluding
  current installments                                              77,993                  104,017
Deferred grant revenue, noncurrent                                 599,345                  696,050
Notes payable                                                      316,588                  312,085
                                                              --------------       -----------------
    Total liabilities                                           18,702,071               20,062,677
                                                              --------------       -----------------
Stockholders' Equity (note 5):
  Cumulative preferred stock, $1.00 par value, 250,000
   shares authorized, 203,580 issued and outstanding
   in 1997 and 1996 (liquidating preference $14.78 per
   share, aggregating $3,009,663, and $14.61 per share,
   aggregating $2,974,525, in 1997 and 1996, respectively)         203,580                  203,580

  Preferred stock, $1.00 par value, authorized
   and unissued 9,750,000 shares in 1997 and 1996                        -                        -

  Common stock, no par value, authorized 30,000,000
   shares, 17,442,621 and 17,322,121 shares issued
   and outstanding in 1997 and 1996, respectively                  407,800                  407,800

  Additional paid-in capital                                    18,530,332               18,467,427

  Accumulated deficit                                          (11,330,666)             (10,675,804)
                                                              --------------       -----------------
                                                                 7,811,046                8,403,003
  Treasury stock, at cost, 103,760 common shares                   (73,880)                 (73,880)
                                                              --------------       -----------------
    Total stockholders' equity                                   7,737,166                8,329,123
                                                              --------------       -----------------
Commitments and contingencies
                                                               $26,439,237              $28,391,800
                                                              --------------       -----------------
                                                              --------------       -----------------

See accompanying notes to consolidated financial statements.

                                 WASTE RECOVERY, INC.
                        Consolidated Statements Of Operations


                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                   1997               1996
                                                -----------        -----------
                                                (unaudited)        (unaudited)
Revenues:
  Tire-derived fuel sales                        $  810,165         $  340,193
  Wire sales                                        125,621             30,329
  Disposal fees, hauling and other revenue        4,918,672          2,808,448
                                                -----------        -----------
    Total revenues                                5,854,458          3,178,970

Operating expenses                                4,625,077          2,319,237
                                                -----------        -----------
                                                  1,229,381            859,733

General and administrative expenses               1,304,942            709,880
Depreciation and amortization                       671,583            425,489
                                                -----------        -----------
                                                   (747,144)          (275,636)
                                                -----------        -----------
Other income (expense):
  Interest income                                    38,478             12,110
  Interest expense                                 (232,678)          (128,417)
  Other income                                      226,482             44,612
  Gains on sales of property and equipment                -              5,057
  Gain on involuntary conversion of assets           60,000                  -
  Equity in loss from partnership operations              -           (242,136)
                                                -----------        -----------
                                                     92,282           (308,774)
                                                -----------        -----------
Net loss                                           (654,862)          (584,410)

Undeclared cumulative preferred stock dividends
 (note 5)                                            35,138             35,529
                                                -----------        -----------
Net loss available to common shareholders       $  (690,000)       $  (619,939)
                                                -----------        -----------
                                                -----------        -----------
Net loss per share                                  $  (.04)           $  (.06)
                                                -----------        -----------
                                                -----------        -----------
Weighted average number of common and dilutive
 common equivalent shares outstanding            17,270,650         10,955,070
                                                -----------        -----------
                                                -----------        -----------

See accompanying notes to consolidated financial statements.

                                 WASTE RECOVERY, INC.
                        Consolidated Statements of Cash Flows

                                                                 Three Months Ended March 31,
                                                                ------------------------------
                                                                    1997               1996
                                                                -----------        -----------
                                                                 (unaudited)        (unaudited)
Cash flows from operating activities:
  Net loss                                                      $  (654,862)       $  (584,410)
  Adjustments to reconcile net loss to net
    cash provid by operating activities:
    Depreciation andmortization                                     637,650            249,413
    Provision for losses on accounts receivables                     24,000                  -
    Gain on sale of property, plant and equipment                         -             (5,057)
    Amortization of goodwill                                         33,933             13,722
    Interest imputed on discounted note payable                       4,503              4,502
    Amortization of bond premium                                    (20,038)                 -
    Equity in loss from partnership operations                            -            242,136
    Stock issued to Directors                                             -             13,995
  Changes in assets and liabilities:
    Accounts receivable                                             291,202            346,900
    Note and other receivables                                      288,204             (5,145)
    Receivable from affiliate                                             -            (77,483)
    Inventories                                                     277,047            (93,395)
    Other current assets                                            (98,047)           (63,616)
    Other assets                                                     92,951            (19,265)
    Accounts payable                                                (52,196)            21,788
    Accrued liabilities                                             210,685             48,775
    Bond interest payable                                          (140,914)                 -
    Deferred revenue                                                (96,705)           (10,868)
    Other                                                            (8,276)                 -
                                                                -----------        -----------
      Net cash provided by operating activities                     789,137             81,992
                                                                -----------        -----------
Cash flows from investing activities:
  Proceeds received on sale of property,
  plant and equipment                                                     -              6,000
  Purchases of property, plant and equipment                       (931,539)          (407,048)
  Cash placed in restricted accounts                             (1,273,869)            (9,600)
  Cash payments out of restricted accounts                        1,068,822                  -
                                                                -----------        -----------
    Net cash used by investing activities                        (1,136,586)          (410,648)
                                                                -----------        -----------
Cash flows from financing activities:
  Payment of bonds payable                                         (805,000)                 -
  Proceeds from issuance of notes payable                                 -             32,953
  Payment of notes payable                                         (347,142)           (25,456)
  Proceeds from issuance of convertible
    subordinated debtures                                                 -             85,000
  Payment upon maturity of convertible
    subordinated debentures                                               -            (85,000)
  Repayment of long-term debt                                       (93,214)           (67,216)
  Repayment of capital lease obligations                            (20,585)           (41,680)
  Proceeds from issuance of common stock                             62,905             17,186
                                                                -----------        -----------
    Net cash used by financing activities                        (1,203,036)           (84,213)
                                                                -----------        -----------
Net decrease in cash and cash equivalents                        (1,550,485)          (412,869)
Cash and cash equivalents at beginning of period                  1,892,427            726,562
                                                                -----------        -----------
Cash and cash equivalents at end of period                       $  341,942         $  313,693
                                                                -----------        -----------
                                                                -----------        -----------

See accompanying notes to consolidated financial statements.

                                 WASTE RECOVERY, INC.
                      Notes to Consolidated Financial Statements

                                    March 31, 1997


Note 1:  ADJUSTMENTS

     The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of operating results for the entire year. For further information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Note 2:   OTHER RECEIVABLES
     Other receivables includes approximately $645,000 due from an insurance company for property damage and business interruption insurance related to the Atlanta fire (see note 8). The Company received $300,000 of this amount in April 1997. Final payment is expected to be received within the second quarter of 1997.

Note 3:   INVENTORIES
     The components of inventories are as follows:

                                           March 31, 1997    December 31, 1996
                                           --------------    -----------------
          Manufactured fuel inventory        $  172,216         $  281,938
          Manufactured wire inventory            23,831             27,761
          Work-in-process                       149,333            293,070
          Parts inventory                       637,056            636,714
                                           --------------    -----------------
                                             $  982,436         $1,239,483
                                           --------------    -----------------
                                           --------------    -----------------

Note 4:   LONG-TERM DEBT
     As of March 31, 1997, the Company was out of technical compliance with its current ratio calculation which is required by the 10.5% industrial development revenue bond debt covenants. The debt agreement allows for a grace period of sixty days within which this noncompliance may be cured before default can occur. If the covenant is not satisfied within the sixty day period, then $1,480,000 of long-term debt on the Atlanta bonds must be reclassified to current debt; no other debt would be affected.

Note 5:   PREFERRED STOCK DIVIDENDS
     Cumulative preferred stock dividends in arrears were $973,864 at March 31, 1997. Net income or loss is adjusted by the effect of undeclared dividends on preferred stock of $35,138 and $35,529 for the three months ended March 31, 1997 and 1996, respectively. The effect was to increase net loss per common share by $.002 and by $.003 for the three months ended March 31, 1997 and 1996, respectively. Primary and fully diluted earnings per share are the same in 1997 and 1996.

Note 6:   ACQUISITIONS
     In December 1996, the Company acquired from Riverside Caloric Company (RCC) its 55% interest in the Waste Recovery-Illinois general partnership, in which the Company owned the remaining 45% interest. The Company also acquired in December 1996, all of the partnership interests in U.S. Tire Recycling Partners, L.P. (U.S. Tire), which collects and processes scrap tires, and operates a scrap tire monofill in Charlotte, North Carolina.

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

                                      For the three months
                                      ended March 31, 1996
                                      --------------------
               Revenues                   $  4,659,205
                                      --------------------
                                      --------------------
               Net loss                   $   (821,212)
                                      --------------------
                                      --------------------
               Earnings per share         $       (.07)
                                      --------------------
                                      --------------------

Note 7:   EARNINGS PER SHARE
     In February 1997, the FASB issued FAS No. 128, Earnings per Share ("FAS 128"), which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Effective December 31, 1997, the Company will adopt FAS 128, which establishes standards for computing and presenting earnings per share (EPS). The statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation, to the numerator and denominator of the diluted EPS computation. Basic EPS excludes the effect of potentially dillutive securities while diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, converted into, or resulted in the issuance of common stock that then shared in the earnings of the entity. For the three months ended March 31, 1997 and 1996, the proforma basic and diluted EPS amounts calculated assuming adoption of this statement would be the same as EPS presented on the consolidated statement of operations.

Note 8:   INVOLUNTARY CONVERSION OF ASSETS
     On November 26, 1996 the Atlanta plant sustained damage due to a mechanical fire. As a result, TDF and wire production ceased. The shredding machinery and equipment was not damaged, thus allowing the plant to continue accepting scrap tires for disposal which were then shredded and disposed of. As of March 31, 1997 the plant was in the final stages of being rebuilt. The rebuild was completed in early May 1997, at which time the plant became fully operational. This involuntary conversion of assets was estimated and recognized in the year ending December 31, 1996. An additional $60,000 gain for property damage was recognized in the three months ended March 31, 1997 in connection with this involuntary conversion of assets, as well as $249,999 in estimated insurance proceeds from business interruption insurance.

Note 9:   STATEMENT OF CASHFLOWS
     The Company paid $336,436 and $89,477 for interest for the three months ended March 31, 1997 and 1996, respectively. No income taxes were paid during the three months ended March 31, 1997 and 1996.

Note 10:   LITIGATION
     The registrant has no material pending legal proceedings.

Other notes have been omitted pursuant to Rule 10-01 (a)(5) of Regulation S-X.


                                    [End of Page]

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations", constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Waste Recovery, Inc. (the "Company" or "Registrant") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; adverse publicity; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; changes in, or failure to comply with, government regulations; and other factors referenced in this Form 10-Q.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company owns and operates plants in or geographically near Houston, Texas, Atlanta, Georgia, Portland, Oregon, Philadelphia, Pennsylvania, St. Louis, Missouri, Chicago, Illinois, and Charlotte, North Carolina. Until December 1996, the St. Louis and Chicago plants were owned by a partnership (Waste Recovery-Illinois) in which the Company held a 45% partnership interest. In December 1996, the Company acquired the remaining 55% partnership interest at which time Waste Recovery-Illinois (WR-Illinois) became a wholly-owned subsidiary. Prior to the acquisition, the Company did not consolidate WR-Illinois' financial statements; the investment in WR-Illinois was accounted for under the equity method of accounting. The Company also acquired U.S. Tire Recycling Partners, L.P. (U.S. Tire) in December 1996. U.S. Tire owns and operates a scrap tire processing facility and shredded tire monofill in Charlotte, North Carolina.

Regional services are coordinated from the operating bases mentioned above. Operations encompass full-service scrap tire disposal and the recycling of tires into a supplemental fuel form. The Company generates revenues from scrap tire disposal fees, from the hauling of scrap tires, from the sale of processed rubber product for civil engineering purposes, from the sale of shredded tires as tire-derived fuel ("TDF"), and from the sale of bead wire removed from the tires.

To date, the effects of inflation on the Company's operations have been negligible.


                                   GENERAL COMMENTS

The Company suffered a net loss of $654,862 on revenues of $5,854,458 in the first quarter of 1997, compared to a net loss of $584,410 on revenues of $3,178,970 during the same period in 1996. Although a substantial portion of this loss reflects normal seasonality in scrap tire generation, the Company was disappointed with its financial performance and is in the process of developing and implementing a strategic plan in order to improve its future performance. This plan includes an expansion of its retail tire collection activities and a restructuring of management responsibilities.

The increase in total revenues from the prior period was primarily due to the acquisition of the 55% partnership interest in WRI-Illinois not owned by the Company and the resulting consolidation of its financial results and the acquisition of U.S. Tire Recycling. Similarly, the increase in TDF sales to $810,165 for the first quarter of 1997 from $340,193 for the same period in 1996, and the increase in scrap tire flow to 61,500 tons for the first quarter of 1997 from 32,135 tons for the same period in 1996, were also attributable to these acquisitions.

Although the Portland plant continues to maintain its dominant position in the scrap tire market in the Northwest, the Company's ability to sell all of the TDF produced at this facility has been limited by a weak TDF market. Consequently, the Company has restricted its tire inflow to mitigate costly landfill costs. The facility began a 5 million PTE tire remediation project located in the State of Washington in April 1996 that is expected to be competed in the fourth quarter of this year.

The Houston facility showed improvement in TDF sales and disposal fees and an increased tire flow for the first quarter of 1997 compared to the same period in 1996. As a result of the elimination of the State of Texas' allocation program, the Company is now allowed to collect as many scrap tires as can be processed and sold. As the Houston facility completed its fourth full quarter of wire production as of March 31, 1997, wire sales continue to be strong as the response from the scrap steel industry for the Company's wire product has been very favorable in this region. The Company maintains its position of being the only processor in the State of Texas to completely recycle all scrap tires received under the Texas program. It appears that this facility is well positioned for the future as Texas legislation beginning in 1997 requires all scrap tire collectors to have end-use markets for the scrap tire material they generate.

Due to damage from the mechanical fire in November, 1996, operations at the Atlanta facility were limited to producing 6 inch tire chips during the first quarter of 1997. These were transported to the Company's U.S. Tire facility where a portion were further processed and sold as drain fill material, and the balance landfilled there. The Atlanta facility was rebuilt with insurance proceeds and recommenced full operation in May. The Company recorded approximately $250,000 of income from business interruption insurance during the first quarter of 1997 in connection with the Atlanta fire insurance claim.

Although TDF sales at Philadelphia improved, limitations on the ability to sell TDF in the Northeast limited production during the first quarter. Since a large percentage of a processing facility's expenses are fixed, financial performance suffers at low processing volumes. The Company is actively pursuing several potential TDF customers and believes that additional TDF markets will develop this summer. Until that occurs, this facility's performance will be hampered.

The Illinois facilities continue to show improvement as the plants further establish themselves in the scrap tire disposal market. Tire flow was significantly improved in the first quarter of 1997 compared to the same period in 1996 primarily due to legislative changes in the State of Illinois in May 1996 which made it unprofitable for some Illinois competitors to collect and process scrap tires. TDF sales were also higher due to the increased tire flow, as well as the addition of a significant TDF customer in January 1997. The Company believes that the TDF market in the Midwest is strong, as evidenced by the addition of this new customer. The Company's primary focus at these facilities is to increase tire flow. Continued growth in tire flow at the Illinois plants should provide these facilities with the ability to take advantage of the growing TDF market throughout the remainder of 1997 and following years.

U.S. Tire which was acquired in December 1996, is a scrap tire processor located in Charlotte, North Carolina, and operates a scrap tire collection network throughout the state and surrounding Eastern corridor as well as a scrap tire monofill. The U.S. Tire facility also generates revenues through tire grading activities where collected tires are sold in used tire markets, and the sale of processed scrap tires as tire-derived product for civil engineering purposes. With a tire flow of over 5 million PTE's annually and historically strong operating results, the U.S. Tire facility should significantly contribute to the operating results of the Company. Operating results of the U.S. Tire plant were positive in the first quarter of 1997 resulting from a strong tire flow and sales of graded tires and tire-derived product.


                                RESULTS OF OPERATIONS
                      THREE MONTHS ENDED MARCH 31, 1997 COMPARED
                        WITH THREE MONTHS ENDED MARCH 31, 1996

Total revenues of $5,854,458 for the first quarter of 1997 were 84% higher than the $3,178,970 earned for the same period in 1996. The increase is due primarily to the acquisitions of WR-Illinois and U.S. Tire. The two WR-Illinois facilities and U.S. Tire contributed significantly to the increase in the first quarter of 1997 over the same period in 1996. TDF sales were down at the Atlanta plant which was not operational during the first quarter due to the rebuilding efforts resulting from the November 1996 fire. TDF sales were down in Portland due to a softening in the TDF market in that region. Wire sales were up due to the production of wire from the wire systems installed in 1996. All of the wire systems installed in 1996 were functioning throughout the first quarter of 1997, with the exception of the Atlanta facility, which was being rebuilt as noted previously.

Operating expenses for the first quarter of 1997 were $4,625,077 or 79% of revenues, up from $2,319,237 or 73% of revenues for the first quarter of 1996. Operating expenses increased primarily due to the acquisitions of WR-Illinois and U.S. Tire. Operating costs as a percentage of revenues were up at the Portland facility in response to decreased tire flow and TDF sales. The Houston plant experienced an increase in operating costs as this plant experienced further expansion as a result of the elimination of the Texas allocation program, the establishment of a scrap tire collection site in Southern Texas, and increased hauling costs.

General and administrative expenses of $1,304,942 for the first quarter of 1997 were higher when compared to $709,880 for the same period in 1996. The increase is primarily due to the acquisitions of WR-Illinois and U.S. Tire, as well as increases in corporate management, staff, personnel costs, and other administrative costs resulting from higher levels of operating activities. However, as a percentage of revenues, general and administrative expenses were the same at 22% for the three month periods ending March 31, 1997 and 1996.

Depreciation and amortization expense increased 58% to $671,583 from $425,489 in the first quarter of 1997 compared to the same period in 1996. The increase is primarily the result of the acquisitions of WR-Illinois and U.S. Tire, as well as the additions of the new wire recycling systems installed in the Houston, Atlanta, and Portland plants.

Other income increased in the first quarter of 1997 compared to the same period in 1996 due to the sale of a metering unit to an electric power utility. Other income also increased due to the amortization of grant income as a result of the acquisition of WR-Illinois.

Interest expense increased 81% to $232,678 in the first quarter of 1997 compared to $128,417 in the first quarter of 1996 primarily due to the bonds payable assumed by the Company in connection with the WR-Illinois acquisition, as well as the increased debt resulting from the U.S. Tire acquisition.

Equity from partnership operations is not reflected in the first quarter of 1997 since this partnership, WR-Illinois, was acquired in December 1996, and as a wholly-owned subsidiary was consolidated in the financial statements of the Company for the three month period ending March 31, 1997.


                       FINANCIAL CONDITION AS OF MARCH 31, 1997

The Company's working capital balance at March 31, 1997 was a deficit amount of $2,018,673. This deficit is in part the result of the assumption of bonds payable and deferred revenue in connection with the acquisition of WR-Illinois, as well as higher accounts payable and accrued liabilities. As discussed in note 4 in the accompanying financial statements, the Company was out of technical compliance with its current ratio calculation which is required by the Atlanta bonds debt covenants.

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

Significant capital expenditures for the remainder of 1997 should be limited to the rebuild of the Atlanta plant, which was completed in early May 1997.

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



                                   WASTE RECOVERY, INC.



DATE:  May 15, 1997                /s/  THOMAS L. EARNSHAW
                                   ------------------------------------------
                                   By:  THOMAS L. EARNSHAW
                                        President and Chief Executive Officer
                                        (Principal Executive Officer, and
                                        Principal Financial and Accounting
                                        Officer)