Form 10-Q
period 1997-06-30
WASTE RECOVERY INC
filed 1997-08-14
CIK 710118

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15 (d) of
                     the Securities Exchange Act of 1934
                     For The Quarter Ended June 30, 1997
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

    At August 1, 1997, 17,442,621 shares of the registrant's common stock, no par value per share, were outstanding.

PART I:  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS


                             WASTE RECOVERY, INC.
                         Consolidated Balance Sheets


                      ASSETS                                     June 30, 1997   December 31, 1996
                      ------                                     -------------   -----------------
                                                                  (Unaudited)
Current Assets:
    Cash and cash equivalents                                    $   165,329       $  1,892,427
    Accounts receivable, less allowance for doubtful accounts
         of $80,559 and $51,017, respectively                      3,035,734          2,736,388
    Other receivables (note 2)                                       468,023          1,061,958
    Inventories (note 3)                                             882,596          1,239,483
    Other current assets                                             332,258            355,958
    Restricted cash and cash equivalents                             240,606                  -
                                                                 -----------       ------------
         Total current assets                                      5,124,546          7,286,214
                                                                 -----------       ------------

Property, plant and equipment                                     25,817,563         24,226,392
    Less accumulated depreciation                                 (9,209,681)        (7,923,939)
                                                                 -----------       ------------
         Net property, plant and equipment                        16,607,882         16,302,453
                                                                 -----------       ------------

Restricted cash and cash equivalents                               1,953,460          1,914,795
Bond and debt issuance costs, less accumulated
  amortization of $189,427 and $181,275, respectively                138,907            147,059
Deferred income taxes                                                447,543            447,543
Goodwill, less accumulated amortization of $170,652 and
  $102,787, respectively                                           1,827,813          1,895,678
Other assets                                                         430,939            398,058
                                                                 -----------       ------------
                                                                 $26,531,090        $28,391,800
                                                                 -----------       ------------
                                                                 -----------       ------------


See accompanying notes to consolidated financial statements.

                                 WASTE RECOVERY, INC.
                             Consolidated Balance Sheets


        LIABILITIES AND STOCKHOLDERS' EQUITY                  June 30, 1997  December 31, 1996
        ------------------------------------                  -------------  -----------------
                                                               (unaudited)
Current Liabilities:
  Current installments of bonds payable                        $   942,126    $   883,024
  Notes payable                                                    414,850        632,003
  Current installments of long-term debt (note 4)                  939,281        998,719
  Current installments of capital lease obligations                136,005        111,982
  Accounts payable                                               3,401,854      3,269,300
  Bond interest payable                                            197,167        219,781
  Accrued wages and payroll taxes                                  164,489        247,576
  Other accrued liabilities                                        771,919        637,836
  Deferred revenue                                                  30,071         16,071
  Deferred grant revenue                                           386,820        296,940
                                                               -----------    -----------
            Total current liabilities                            7,384,582      7,313,232
                                                               -----------    -----------

Bonds payable, noncurrent                                        6,676,895      7,567,795
Long-term debt, excluding current installments
  (note 4)                                                       3,943,955      4,069,498
Obligations under capital leases,
  excluding current installments                                   104,689        104,017
Deferred grant revenue, noncurrent                                 412,760        696,050
Notes payable                                                      382,737        312,085
                                                               -----------    -----------
         Total liabilities                                      18,905,618     20,062,677
                                                               -----------    -----------

Commitments and contingencies
Stockholders' Equity (note 5):
  Cumulative preferred stock, $1.00 par value, 250,000 shares
    Authorized, 203,580 issued and outstanding in 1997 and 1996
    (liquidating preference $14.96 per share, aggregating
    $3,045,193, and $14.61 per share, aggregating $2,974,525,
    in 1997 and 1996, respectively)                                203,580        203,580
  Preferred stock, $1.00 par value, authorized and unissued
    9,750,000 shares in 1997 and 1996                                    -              -
  Common stock, no par value, authorized 30,000,000 shares,
    17,442,621 and 17,322,121 shares issued and outstanding
    in 1997 and 1996, respectively                                 407,800        407,800
  Additional paid-in capital                                    18,530,332     18,467,427
  Accumulated deficit                                          (11,442,360)   (10,675,804)
                                                               -----------    -----------
                                                                 7,699,352      8,403,003
  Treasury stock, at cost, 103,760 common shares                   (73,880)       (73,880)
                                                               -----------    -----------
       Total stockholders' equity                                7,625,472      8,329,123
                                                               -----------    -----------
                                                               $26,531,090    $28,391,800
                                                               -----------    -----------
                                                               -----------    -----------



See accompanying notes to consolidated financial statements.

                                 WASTE RECOVERY, INC.
                        Consolidated Statements Of Operations
                                     (Unaudited)



                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                       1997            1996
                                                  ------------     ----------
Revenues:
    Tire-derived fuel sales                       $  1,000,109    $   249,038
    Wire sales                                         231,399         84,264
    Disposal fees, hauling and other revenue         6,366,942      4,074,029
                                                  ------------    -----------
         Total revenues                              7,598,450      4,407,331

Operating expenses                                   5,611,768      2,815,294
General and administrative expenses                  1,382,377        728,098
Depreciation and amortization                          723,583        273,838
                                                  ------------    -----------
                                                      (119,278)       590,101
                                                  ------------    -----------

Other income (expense):
    Interest income                                     29,558          7,537
    Interest expense                                  (232,108)      (133,713)
    Other income                                             -          4,949
    Grant income                                        96,705              -
    Gains on sales of property and equipment             8,510              -
    Gain on involuntary conversion of assets
     (note 8)                                          104,918              -
    Equity in loss from partnership operations               -       (162,438)
                                                  ------------    -----------
                                                         7,583       (283,665)
                                                  ------------    -----------

Net income (loss) before income taxes                 (111,695)       306,436
    Provision for income taxes                               -              -
                                                  ------------    -----------
Net income (loss)                                     (111,695)       306,436

Undeclared cumulative preferred stock dividends
  (note 5)                                              35,529         35,529
                                                  ------------    -----------

Net income (loss) available to common
  shareholders                                    $   (147,224)   $   270,907
                                                  ------------    -----------
                                                  ------------    -----------

Net income (loss) per share                       $      (0.01)   $      0.02
                                                  ------------    -----------
                                                  ------------    -----------

Weighted average number of common and dilutive
    common equivalent shares outstanding            17,338,861     11,568,655
                                                  ------------    -----------
                                                  ------------    -----------

See accompanying notes to consolidated financial statements.

                                 WASTE RECOVERY, INC.
                        Consolidated Statements Of Operations
                                     (Unaudited)


                                                   Six Months Ended June 30,
                                                 -----------------------------
                                                      1997             1996
                                                  ------------    -----------
Revenues:
    Tire-derived fuel sales                       $  1,810,274    $   589,231
    Wire sales                                         357,021        117,709
    Disposal fees, hauling and other revenue        11,285,614      6,879,359
                                                  ------------    -----------
         Total revenues                             13,452,909      7,586,299

Operating expenses                                  10,237,844      5,295,826
General and administrative expenses                  2,687,319      1,437,978
Depreciation and amortization                        1,395,166        538,032
                                                  ------------    -----------
                                                      (867,420)       314,463
                                                  ------------    -----------
Other income (expense):
    Interest income                                     68,036         19,648
    Interest expense                                  (464,758)      (262,130)
    Other income                                       130,748         49,562
    Grant income                                       193,410              -
    Gain on involuntary conversion of assets (note 8)  164,918              -
    Gains on sales of property and equipment             8,510          5,057
    Equity in loss from partnership operations               -       (404,574)
                                                  ------------    -----------
                                                       100,864       (592,437)
                                                  ------------    -----------
Net loss before income taxes                          (766,556)      (277,974)
    Provision for income taxes                               -              -
                                                  ------------    -----------
Net loss                                              (766,556)      (277,974)
                                                  ------------    -----------
Undeclared cumulative preferred stock dividends
  (note 5)                                              70,668         71,058
                                                  ------------    -----------
Net loss available to common shareholders         $   (837,224)   $  (349,032)
                                                  ------------    -----------
                                                  ------------    -----------
Net loss per share                                $      (0.05)   $     (0.03)
                                                  ------------    -----------
                                                  ------------    -----------
Weighted average number of common and dilutive
    common equivalent shares outstanding            17,304,755     10,835,312
                                                  ------------    -----------
                                                  ------------    -----------



See accompanying notes to consolidated financial statements.

                                 WASTE RECOVERY, INC.
                        Consolidated Statements of Cash Flows
                                     (Unaudited)

                                                                   Six Months Ended June 30,
                                                                  ---------------------------
                                                                      1997           1996
                                                                  ------------   ------------
Cash flows from operating activities:
  Net loss                                                        $  (766,556)   $  (277,974)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization                                   1,320,904        511,549
    Provision for losses on accounts receivable                        48,000              -
    Gain on sale of property, plant and equipment                      (8,510)        (5,057)
    Amortization of goodwill                                           67,865         27,443
    Interest imputed on discounted note payable                         6,652          9,004
    Amortization of bond premium                                      (26,798)             -
    Equity in loss from partnership operations                              -        404,633
    Stock issued to Directors and on debenture conversion                   -         13,995
    Other                                                             (18,500)             -
  Changes in assets and liabilities:
    Accounts receivable                                              (347,346)       309,116
    Note and other receivables                                        593,935         (6,571)
    Inventories                                                       356,887        (72,973)
    Other current assets                                               23,700       (299,625)
    Other assets                                                      (32,881)        (4,081)
    Accounts payable                                                  374,054        157,258
    Accrued liabilities                                                50,996        (16,778)
    Bond interest payable                                             (22,614)             -
    Deferred grant revenue                                           (193,410)             -
    Deferred revenue                                                   14,000        (21,736)
                                                                  ------------   ------------
      Net cash provided by operating activities                     1,440,378        728,203
                                                                  ------------   ------------

Cash flows from investing activities:
  Proceeds received on sale of property, plant and equipment            8,510          6,000
  Purchases of property, plant and equipment                       (1,477,935)      (770,988)
  Cash placed in restricted accounts                               (1,348,093)       (19,200)
  Cash payments out of restricted accounts                          1,068,822        500,000
  Receivable from affiliate                                                 -       (818,623)
                                                                  ------------   ------------
      Net cash used by investing activities                        (1,748,696)    (1,102,811)
                                                                  ------------   ------------

Cash flows from financing activities:
  Payment of bonds payable                                           (805,000)             -
  Proceeds from issuance of notes payable                             211,484         32,953
  Payment of notes payable                                           (606,137)       (56,406)
  Proceeds from issuance of convertible subordinated debentures             -         85,000
  Payment upon maturity of convertible subordinated debentures              -        (85,000)
  Repayment of long-term debt                                        (184,981)      (118,512)
  Repayment of capital lease obligations                              (97,051)       (53,674)
  Proceeds from issuance of common stock                               62,905         17,186
                                                                  ------------   ------------
      Net cash used by financing activities                        (1,418,780)      (178,453)
                                                                  ------------   ------------

Net decrease in cash and cash equivalents                          (1,727,098)      (553,061)
Cash and cash equivalents at beginning of period                    1,892,427        726,562
                                                                  ------------   ------------
Cash and cash equivalents at end of period                        $   165,329    $   173,501
                                                                  ------------   ------------
                                                                  ------------   ------------

See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.
                   Notes to Consolidated Financial Statements

                                 June 30, 1997


Note 1:  ADJUSTMENTS
    The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. The results of operations for the three months and six months ended June 30, 1997, are not necessarily indicative of operating results for the entire year. For further information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Note 2:  OTHER RECEIVABLES
    Other receivables at June 30, 1997 includes approximately $383,000 due from an insurance company for property damage and business interruption insurance related to the Atlanta fire (see note 8). The Company received payment for the full amount in July 1997.

Note 3:  INVENTORIES
    The components of inventories are as follows:

                                          June 30, 1997    December 31, 1996
                                          -------------    -----------------
    Manufactured fuel inventory             $ 155,159          $  281,938
    Manufactured wire inventory                15,324              27,761
    Work-in-process                           101,083             293,070
    Parts inventory                           611,030             636,714
                                            $ 882,596          $1,239,483

Note 4:  LONG-TERM DEBT
    Although the Company was not in compliance with its current ratio calculation as of June 30, 1997 which is required by the 10.5% industrial development revenue bond debt covenants, the Company received a waiver from the bond holder. The waiver expires August 31, 1998. If the covenant is not satisfied upon expiration of the waiver, then $1,480,000 of long-term debt on the Atlanta bonds must be reclassified to current debt; no other debt would be affected.

Note 5:  PREFERRED STOCK DIVIDENDS
    Cumulative preferred stock dividends in arrears were $1,009,393 at June 30, 1997. Net income or loss is adjusted by the effect of undeclared dividends on preferred stock of $70,668 and $71,058 for the six months ended June 30, 1997 and 1996, respectively, and by $35,529 and $35,529 for the three months ended June 30, 1997 and 1996, respectively. The effect was to increase net loss per common share by $.004 and $.007 for the six months ended June 30, 1997 and 1996, respectively, and increase net loss per common share by $.002, and decrease net income per common share by $.003 for the three months ended June 30, 1997 and 1996, respectively. Primary and fully diluted earnings per share are the same in 1997 and 1996.

Note 6:  ACQUISITIONS
    In December 1996, the Company acquired from Riverside Caloric Company (RCC) its 55% interest in the Waste Recovery-Illinois general partnership, in which the Company had owned the remaining 45% interest. The Company also acquired in December 1996, all of the partnership interests in U.S. Tire Recycling Partners, L.P. (U.S. Tire), which collects and processes scrap tires, and operates a scrap tire monofill near Charlotte, North Carolina.

Note 7:  EARNINGS PER SHARE
    In February 1997, the FASB issued FAS No. 128, Earnings per Share ("FAS 128"), which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Effective December 31, 1997, the Company will adopt FAS 128, which establishes standards for computing and presenting earnings per share (EPS). The statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation, to the numerator and denominator of the diluted EPS computation. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, converted into, or resulted in the issuance of common stock that then shared in the earnings of the entity. For the three months and six months ended June 30, 1997 and 1996, the pro forma basic and diluted EPS amounts calculated assuming adoption of this statement would be the same as EPS presented on the consolidated statements of operations.

Note 8:  INVOLUNTARY CONVERSION OF ASSETS
    On November 26, 1996 the Atlanta plant sustained damage due to a mechanical fire. As a result, TDF and wire production ceased. The shredding machinery and equipment was not damaged, thus allowing the plant to continue accepting scrap tires for disposal which were then shredded and disposed of. The rebuild was completed in early May 1997, at which time the plant became fully operational. This involuntary conversion of assets was estimated and recognized in the year ending December 31, 1996. An additional $104,918 gain for property damage was recognized in the three months ended June 30, 1997 in connection with this involuntary conversion of assets, as well as $83,333 in insurance proceeds from business interruption insurance.

Note 9:  STATEMENT OF CASHFLOWS
    The Company paid $523,412 and $239,622 for interest for the six months ended June 30, 1997 and 1996, respectively. No income taxes were paid during the six months ended June 30, 1997 and 1996.

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

                               GENERAL COMMENTS

The Company suffered a net loss of $111,695 on revenues of $7,598,450 in the second quarter of 1997, compared to net income of $306,436 on revenues of $4,407,331 during the same period in 1996. The increase in total revenues from the prior period was primarily due to the acquisition of the 55% partnership interest in WR-Illinois not owned by the Company and the resulting consolidation of its financial results and the acquisition of U.S. Tire. Similarly, the increase in TDF sales to $1,000,109 for the second quarter of 1997 from $249,038 for the same period in 1996, and the increase in scrap tire flow to 71,575 tons for the second quarter of 1997 from 40,870 tons for the same period in 1996, were also attributable to these acquisitions. Tire flow was down at the Portland and Atlanta plants, whereas the Houston and Philadelphia plants had an increased tire flow for an overall decrease of approximately 450 tons for these plants combined for the three months ended June 30, 1997 compared to the same period in 1996.

The Portland facility continues to maintain a strong position in the scrap tire market in the Northwest; however, TDF markets in this region continue to be weak, thus limiting the Company's ability to sell all of the TDF produced at this facility. Consequently, the Company's efforts have been focused on managing tire inflow to achieve an equilibrium between TDF demand and tire inflow so as to mitigate costly diversion costs. The facility began a 5 million PTE tire remediation project located in the State of Washington in April 1996 that is expected to be completed at the end of the third quarter of this year.

The Houston facility showed improvement in TDF sales and disposal fees and increased tire flow for the second quarter of 1997 compared to the same period in 1996. The Company continues to focus its efforts on tire procurement throughout the State of Texas as a result of the elimination of the State's allocation program last year which had limited the number of scrap tires the Company could collect. Scrap tire collection efforts have expanded into areas of North and South Texas. Increased demand from TDF customers have increased sales, and margins have improved as hauling costs have decreased due to the proximity of these customers to the Houston plant. Although wire sales continue to be strong, wire sales were flat for the quarter ending June 30, 1997 compared to the same period last year.

Due to damage from the mechanical fire in November, 1996, operations of the Atlanta facility were limited to producing six inch tire chips during the first and second quarters of 1997. These shreds were transported to the Company's U.S. Tire facility where a portion were further processed and sold as drainfill material, and the balance landfilled there. The Atlanta facility was rebuilt with insurance proceeds and recommenced full operation in May 1997. The Company recorded approximately $83,000 of income from business interruption insurance during the second quarter of 1997 in connection with the Atlanta fire insurance claim. TDF sales were strong in June 1997 as the Atlanta facility returned to full operation, with an increase of over 50% compared to June 1996.

The Philadelphia plant continues to suffer from a weak TDF market. The Company is continuing its efforts to obtain new TDF customers in the Northeast region. Tire flow and disposal fees for the second quarter of 1997 were significantly higher compared to the same period last year primarily due to a scrap tire remediation project for the Commonwealth of Pennsylvania. A significant portion of these tires were sent to the Company's St. Louis facility for processing into TDF.

The Illinois facilities continue to show improvement with increases in TDF sales and tire flow for the second quarter 1997 compared to the same period last year. Although the Illinois plants have shown improvement in these areas, tire flow continues to be too low to prevent the facilities from incurring a net loss. Management is strongly focusing its efforts on improving tire flow at both Illinois facilities in order to achieve the Company's goal of profitability at these plants. TDF sales continue to be strong at the St. Louis plant with sales for the second quarter of 1997 comparable to the same period last year. TDF sales for the Chicago plant were significantly improved in the second quarter of 1997 compared to the same period in 1996 due to new TDF customers obtained in 1997. While TDF sales at the Illinois plants continue to be strong, there exists an excess demand for the product from the current customer base as well as other potential customers. Management's primary focus on improving tire flow should provide the Illinois plants with the ability to take advantage of this demand for TDF.

U.S. Tire which was acquired in December 1996, is a scrap tire processor located near Charlotte, North Carolina, and operates a scrap tire collection network throughout the state and surrounding Eastern corridor as well as a scrap tire monofill. The U.S. Tire facility also generates revenues through tire grading activities where collected tires are sold in used tire markets, and the sale of processed scrap tires as tire-derived product primarily for civil engineering purposes. The U.S. Tire facility continues to show a very strong tire flow, collecting over 5 million PTE's annually.

                             RESULTS OF OPERATIONS
                  SECOND QUARTER ENDED JUNE 30, 1997 COMPARED
                    WITH SECOND QUARTER ENDED JUNE 30, 1996

Total revenues of $7,598,450 for the second quarter of 1997 were 72% higher than the $4,407,331 earned for the same period in 1996. The increase is due primarily to the acquisitions of WR-Illinois and U.S. Tire. TDF and wire sales were down at the Atlanta plant due to the Company's rebuilding efforts, which was completed in May 1997, in connection with the November 1996 fire. TDF sales for the Portland plant were flat for the second quarter of 1997 compared to the same period last year as the TDF market in that region continues to be soft. With the exception of the Atlanta plant, wire sales were up with the acquisition of WR-Illinois, a second full quarter of wire production from the Portland plant, and continued strong wire sales from the Houston plant.

Operating expenses for the second quarter of 1997 were $5,611,768 or 74% of revenues, up from $2,815,294 or 64% of revenues for the second quarter of 1996. Operating expenses increased primarily due to the acquisitions of WR-Illinois and U.S. Tire. Operating costs as a percentage of revenues were up at the Atlanta facility primarily as a result of the rebuild resulting from the November 1996 fire. Although the Portland plant's operating costs were flat for the second quarter of 1997 compared to the same period last year, operating expense as a percentage of revenues increased due to a decreased tire flow and weaker TDF sales. The Houston plant also experienced an increase in operating expenses with an increased tire flow and the establishment of a tire collection site in South Texas.

General and administrative expenses of $1,382,377 for the second quarter of 1997 were higher when compared to $728,098 for the same period in 1996. The increase is primarily due to the acquisitions of WR-Illinois and U.S. Tire, as well as increases in corporate management, staff, personnel costs, professional fees, and other administrative costs resulting from the Company's expansion and higher levels of operating activities. General and administrative expenses as a percentage of revenues increased to 18% for the second quarter of 1997 compared to 17% for the same period last year.

Depreciation and amortization expense increased to $723,583 from $273,838 in the second quarter of 1997 compared to the same period in 1996. The increase is primarily the result of the acquisitions of WR-Illinois and U.S. Tire, as well as the additions of the new wire recycling systems installed in 1996.

Interest income and interest expense in the second quarter of 1997 increased compared to the same period last year primarily as a result of the WR-Illinois acquisition. Interest expense increased 74% primarily due to the bonds payable assumed in the acquisition of WR-Illinois. Grant income represents the amortization of deferred grant revenue received by WR-Illinois from the State of Illinois in connection with the construction of the Illinois plants. The Company recognized a $104,918 gain on involuntary conversion of assets in the second quarter of 1997 as a result of the final settlement of the Company's insurance claim in connection with the Atlanta fire.

Equity from partnership operations is not reflected in the second quarter of 1997 since this partnership, WR-Illinois, was acquired in December 1996, and as a wholly-owned subsidiary was consolidated in the financial statements of the Company for the three month and six month period ending June 30, 1997.


                            RESULTS OF OPERATIONS
                   SIX MONTHS ENDED JUNE 30, 1997 COMPARED
                     WITH SIX MONTHS ENDED JUNE 30, 1996

Total revenues for the Company of $13,452,909 for the six months ended June 30, 1997 were significantly higher than the $7,586,299 received by the Company for the same six-months period in 1996. This increase is primarily the result of the WR-Illinois and U.S. Tire acquisitions, which accounted for 37% of total revenues for the six months ended June 30, 1997. TDF sales at the Portland facility were flat for the six months ended June 30, 1997 compared to the same period last year, while disposal fees decreased due to a decrease in related tire flow. TDF sales and disposal fees decreased at the Atlanta plant due to the rebuilding efforts as a result of the November 1996 fire. The Houston plant had increased TDF sales, increased tire flow, and higher disposal fees for the six months ended June 30, 1997 compared to the same period in 1996. The Philadelphia plant also showed improvement in tire flow as a result of as tire cleanup project for the Commonwealth of Pennsylvania. Wire sales for the six months ended June 30, 1997 were also up compared to the same period last year with all wire systems in operation with the exception of the Atlanta plant.

Operating expenses for the first half of 1997 were $10,237,844 or 76% of total revenues compared to $5,295,826 or 70% of total revenues for 1996. Operating expenses were higher with the acquisitions of WR-Illinois and U.S. Tire. Operating expenses as a percentage of revenues increased primarily as a result of the Atlanta plant rebuild, a decreased tire flow in Portland, and increased operating costs at the Houston plant due to further expansion and increased tire collection efforts in Texas. General and administrative expenses increased $1,249,341 to $2,687,319 for the first half of 1997 from $1,437,978 in the comparable period in 1996, and as a percent of total revenues increased to 20% in the first six months of 1997 from 19% in the comparable 1996 period. The increase in general and administrative expenses is primarily due to the acquisitions of WR-Illinois and U.S. Tire, as well as increases in corporate activities as a result of the Company's expansion. Depreciation and amortization expense increased significantly primarily as a result of the consolidation of WR-Illinois and U.S. Tire, as well as the installation of the wire systems in the Houston and Portland plants.

Interest expense increased 77% for the six months ended June 30, 1997 compared to the same period in 1996 primarily due to the bonds payable assumed by the Company in connection with the acquisition of WR-Illinois.

Other income increased in the six months ended June 30, 1997 compared to the same period in 1996 due to the sale of a metering unit to an electric power utility. Grant income also increased due to the amortization of deferred grant revenue acquired in connection with the acquisition of WR-Illinois. Gain on involuntary conversion of assets represents the gain recognized upon settlement of the Company's insurance claim in connection with the Atlanta fire.

                    FINANCIAL CONDITION AS OF JUNE 30, 1997

The Company's working capital balance at June 30, 1997 was a deficit amount of $2,260,036. This deficit is in part the result of the assumption of bonds payable and deferred revenue in connection with the acquisition of WR-Illinois, as well as increased accounts payable and accrued liabilities. As discussed in note 4 in the accompanying financial statements, the Company was out of technical compliance with its current ratio calculation which is required by the Atlanta bonds debt covenants. However, the Company received a waiver from the bond holder for non-compliance with this covenant. If the covenant is not satisfied upon expiration of the waiver, then $1,480,000 of long-term debt on the Atlanta bonds must be reclassified to current debt; no other debt would be affected.

Management continues to remain sensitive to the risk that the Company will not have the financial strength to take advantage of the opportunities that are developing. It is anticipated that with operating results beginning to improve, the Company will be able to adequately fund its working capital requirements and capital expenditures for at least the next twelve months. Cash flow from operations for the Company improved for the six months ended June 30, 1997 compared to the same period in 1996. Management is also considering other sources of capital to meet the Company's future commitments, as well as the Company's future working capital needs. The Company is aware that each facility must remain closely monitored and costs must be controlled. More importantly, additional revenues must be generated to cover fixed costs and allow the Company a chance to improve its profit margin with its existing capabilities.

The Company does not anticipate any significant capital expenditures for the remainder of 1997.

PART II:  OTHER INFORMATION
Item 5.  OTHER INFORMATION

    On July 30, 1997, the Company's Board of Directors appointed Thomas L. Earnshaw, formerly President and Chief Executive Officer of the Company, as Vice Chairman of the Board of Directors. David Greenstein, formerly President of the Company's U.S. Tire subsidiary, was appointed President and Chief Executive Officer of the Company.

    On August 6, 1997 and August 4, 1997, respectively, David Walls and Andrew Bodner resigned from the Board of Directors to focus on their outside business activities. At August 14, 1997, the Company had not appointed successor directors to fill these vacancies.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS

         None

    (b)  REPORTS ON FORM 8-K

         None

Item 27. FINANCIAL DATA SCHEDULE

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       WASTE RECOVERY, INC.



DATE:  August 14, 1997                 /s/ THOMAS L. EARNSHAW
                                       --------------------------------
                                       By:  THOMAS L. EARNSHAW
                                            Vice Chairman
                                            (Principal Financial and
                                            Accounting Officer)