Form 10-Q
period 1997-09-30
WASTE RECOVERY INC
filed 1997-11-14
CIK 710118

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


 Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
                                  Act of 1934
                   For The Quarter Ended September 30, 1997
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

     At November 14, 1997, 17,494,323 shares of the registrant's common stock, no par value per share, were outstanding.

PART I:  FINANCIAL INFORMATION
Item 1.   FINANCIAL STATEMENTS


                             WASTE RECOVERY, INC.
                          Consolidated Balance Sheets

                                                    September 30,   December 31,
                           Assets                       1997            1996
                           ------                       ----            ----
                                                     (Unaudited)
Current Assets:
 Cash and cash equivalents                           $     5,160    $ 1,892,427
 Accounts receivable, less allowance for doubtful
   accounts of $103,361 and $51,017, respectively      3,068,409      2,736,388
 Other receivables                                       192,328      1,061,958
 Inventories (note 2)                                    860,233      1,239,483
 Other current assets                                    793,845        355,958
 Restricted cash and cash equivalents                  1,604,106              -
                                                     -----------    -----------
   Total current assets                                6,524,081      7,286,214
                                                     -----------    -----------
Property, plant and equipment                         26,002,967     24,226,392
 Less accumulated depreciation                        (9,889,787)    (7,923,939)
                                                     -----------    -----------
   Net property, plant and equipment                  16,113,180     16,302,453
                                                     -----------    -----------
Restricted cash and cash equivalents                     636,600      1,914,795
Bond and debt issuance costs, less accumulated
  amortization of $193,503 and $181,275, respectively    134,831        147,059
Deferred income taxes                                    447,543        447,543
Goodwill, less accumulated amortization of $204,584
  and $102,787, respectively                           1,867,328      1,895,678
Other assets                                             434,642        398,058
                                                     -----------    -----------
                                                     $26,158,205    $28,391,800
                                                     -----------    -----------
                                                     -----------    -----------

See accompanying notes to consolidated financial statements.

                             WASTE RECOVERY, INC.
                          Consolidated Balance Sheets

                                                     September 30,  December 31,
      Liabilities and Stockholders' Equity               1997            1996
      ------------------------------------               ----            ----
                                                     (Unaudited)
Current Liabilities:
 Current installments of bonds payable (note 3)      $  7,587,124    $  883,024
 Notes payable                                            464,531       632,003
 Current installments of long-term debt (note 4)          911,697       998,719
 Current installments of capital lease obligations        122,210       111,982
 Accounts payable                                       3,443,403     3,269,300
 Bond interest payable                                     79,192       219,781
 Accrued wages and payroll taxes                          149,239       247,576
 Other accrued liabilities                                804,074       637,836
 Deferred revenue                                          30,071        16,071
 Deferred grant revenue                                   386,820       296,940
                                                      -----------   -----------
   Total current liabilities                           13,978,361     7,313,232
                                                      -----------   -----------
Bonds payable, noncurrent (note 3)                              -     7,567,795
Long-term debt, excluding current installments
  (note 4)                                              3,856,120     4,069,498
Obligations under capital leases, excluding
 current installments                                      73,624       104,017
Deferred grant revenue, noncurrent                        316,055       696,050
Notes payable                                             319,711       312,085
                                                      -----------   -----------
  Total liabilities                                    18,543,871    20,062,677
                                                      -----------   -----------
Commitments and contingencies
Stockholders' Equity (notes 5 and 7):
 Cumulative preferred stock, $1.00 par value,
   250,000 shares Authorized, 203,580 issued and
   outstanding in 1997 and 1996 (liquidating
   preference $15.13 per share, aggregating
   $3,081,112, and $14.61 per share, aggregating
   $2,974,525, in 1997 and 1996, respectively)            203,580       203,580
 Preferred stock, $1.00 par value, authorized and
   unissued 9,750,000 shares in 1997 and 1996                   -             -
 Common stock, no par value, authorized 30,000,000
   shares, 17,494,323 and 17,322,121 shares issued
   and outstanding in 1997 and 1996, respectively         407,800       407,800
 Additional paid-in capital                            18,604,904    18,467,427
 Accumulated deficit                                  (11,528,070)  (10,675,804)
                                                      -----------   -----------
                                                        7,688,214     8,403,003
 Treasury stock, at cost, 103,760 common shares           (73,880)      (73,880)
                                                      -----------   -----------
  Total stockholders' equity                            7,614,334     8,329,123
                                                      -----------   -----------
                                                      $26,158,205   $28,391,800
                                                      -----------   -----------
                                                      -----------   -----------

See accompanying notes to consolidated financial statements.

                             WASTE RECOVERY, INC.
                     Consolidated Statements Of Operations
                                 (Unaudited)


                                                Three Months Ended September 30,
                                                -------------------------------
                                                        1997            1996
                                                        ----            ----
Revenues:
     Tire-derived fuel sales                          $1,099,131     $  402,737
     Wire sales                                          233,676        146,146
     Disposal fees, hauling and other revenue          6,529,426      3,698,062
                                                      ----------     ----------
          Total revenues                               7,862,233      4,246,945

Operating expenses                                     5,684,919      2,763,814
General and administrative expenses                    1,398,509        758,307
Depreciation and amortization                            742,330        273,170
                                                      ----------     ----------
                                                          36,475        451,654
                                                      ----------     ----------
Other income (expense):
     Interest income                                      12,861         36,972
     Interest expense                                   (231,751)      (107,793)
     Other income                                              -         12,207
     Grant Income                                         96,705              -
     Gains on sales of property and equipment                  -          2,400
     Equity in loss from partnership operations                -       (192,056)
                                                      ----------     ----------
                                                        (122,185)      (248,270)
                                                      ----------     ----------
Net income (loss) before income taxes                    (85,710)       203,384
     Provision for income taxes                                -              -
                                                      ----------     ----------
Net income (loss)                                        (85,710)       203,384
Undeclared cumulative preferred stock
  dividends (note 5)                                      35,919         35,919
                                                      ----------     ----------
Net income (loss) available to common shareholders    $ (121,629)    $  167,465
                                                      ----------     ----------
                                                      ----------     ----------
Net income (loss) per common share                    $    (0.01)    $     0.01
                                                      ----------     ----------
                                                      ----------     ----------
Weighted average number of common and dilutive
     common equivalent shares outstanding             17,339,494     11,966,896
                                                      ----------     ----------
                                                      ----------     ----------


See accompanying notes to consolidated financial statements.

                             WASTE RECOVERY, INC.
                     Consolidated Statements Of Operations
                                  (Unaudited)

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                      1997            1996
                                                      ----            ----
Revenues:
     Tire-derived fuel sales                        $ 2,909,405    $   991,968
     Wire sales                                         590,697        263,855
     Disposal fees, hauling and other revenue        17,830,320     10,582,023
                                                    -----------    -----------
          Total revenues                             21,330,422     11,837,846

Operating expenses                                   15,938,044      8,064,243
General and administrative expenses                   4,085,827      2,196,284
Depreciation and amortization                         2,137,496        811,202
                                                    -----------    -----------
                                                       (830,945)       766,117
                                                    -----------    -----------
Other income (expense):
     Interest income                                     80,897         56,620
     Interest expense                                  (696,392)      (369,923)
     Other income                                       130,631         61,768
     Grant income                                       290,115              -
     Gain on involuntary conversion of assets
       (note 9)                                         164,918              -
     Gains on sales of property and equipment             8,510          7,457
     Equity in loss from partnership operations               -       (596,629)
                                                    -----------    -----------
                                                        (21,321)      (840,707)
                                                    -----------    -----------
Net loss before income taxes                           (852,266)       (74,590)
     Provision for income taxes                               -              -
                                                    -----------    -----------
Net loss                                               (852,266)       (74,590)

Undeclared cumulative preferred stock dividends
  (note 5)                                              106,587        106,977
                                                    -----------    -----------
Net loss available to common shareholders           $  (958,853)   $  (181,567)
                                                    -----------    -----------
                                                    -----------    -----------
Net loss per share                                  $     (0.06)   $     (0.02)
                                                    -----------    -----------
                                                    -----------    -----------
Weighted average number of common and dilutive
  common equivalent shares outstanding               17,316,335     11,046,395
                                                    -----------    -----------
                                                    -----------    -----------

See accompanying notes to consolidated financial statements.

                             WASTE RECOVERY, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                      1997            1996
                                                      ----            ----
Cash flows from operating activities:
 Net loss                                           $  (852,266)    $  (74,590)
 Adjustments to reconcile net loss to net cash
   provided by operating activities:
  Depreciation and amortization                       2,035,699        772,165
  Provision for losses on accounts receivable            72,000              -
  Gain on sale of property, plant and equipment          (8,510)        (7,457)
  Amortization of goodwill                              101,797         41,165
  Interest imputed on discounted note payable             7,626         13,507
  Amortization of bond premium                          (58,695)             -
  Equity in loss from partnership operations                  -        596,689
  Stock issued to Directors and on debenture
    conversion                                                -         13,995
  Other                                                 (49,113)             -
 Changes in assets and liabilities:
  Accounts receivable                                  (404,021)       172,447
  Note and other receivables                            869,630         (4,822)
  Inventories                                           379,250       (327,183)
  Other current assets                                 (437,887)      (345,287)
  Other assets                                          (36,584)        (4,023)
  Accounts payable                                      351,603        462,056
  Accrued liabilities                                    67,901        111,119
  Bond interest payable                                (140,589)             -
  Deferred grant revenue                               (290,115)             -
  Deferred revenue                                       14,000        (32,604)
                                                    -----------    -----------
   Net cash provided by operating activities          1,621,726      1,387,177
                                                    -----------    -----------
Cash flows from investing activities:
 Proceeds received on sale of property, plant and
   equipment                                              8,510          6,000
 Purchases of property, plant and equipment          (1,663,339)    (1,010,749)
 Cash placed in restricted accounts                  (1,394,733)       (25,493)
 Cash payments out of restricted accounts             1,068,822        500,000
 Receivable from affiliate                                    -     (1,201,667)
                                                    -----------    -----------
   Net cash used by investing activities             (1,980,740)    (1,731,909)
                                                    -----------    -----------
Cash flows from financing activities:
 Payment of bonds payable                              (805,000)             -
 Proceeds from issuance of notes payable                679,130        298,405
 Payment of notes payable                            (1,024,102)       (91,393)
 Proceeds from issuance of convertible
  subordinated debentures                                     -         85,000
 Payment upon maturity of convertible
  subordinated debentures                                     -        (85,000)
 Proceeds from issuance of long-term debt               241,785              -
 Repayment of long-term debt                           (542,185)      (220,095)
 Repayment of capital lease obligations                (141,911)       (78,758)
 Proceeds from issuance of common stock                  64,030         28,512
                                                    -----------    -----------
   Net cash used by financing activities             (1,528,253)       (63,329)
                                                    -----------    -----------
Net decrease in cash and cash equivalents            (1,887,267)      (408,061)
Cash and cash equivalents at beginning of period      1,892,427        726,562
                                                    -----------    -----------
Cash and cash equivalents at end of period          $     5,160     $  318,501
                                                    -----------    -----------
                                                    -----------    -----------

See accompanying notes to consolidated financial statements.

                             WASTE RECOVERY, INC.
                  Notes to Consolidated Financial Statements

                              September 30, 1997

Note 1:   ADJUSTMENTS
     The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. The results of operations for the three months and nine months ended September 30, 1997, are not necessarily indicative of operating results for the entire year. For further information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Note 2:   INVENTORIES
     The components of inventories are as follows:

                                       September 30, 1997      December 31, 1996
                                       ------------------      -----------------
     Manufactured fuel inventory           $  172,956             $  281,938
     Manufactured wire inventory                4,164                 27,761
     Work-in-process                          121,169                293,070
     Parts inventory                          561,944                636,714
                                           ----------             ----------
                                           $  860,233             $1,239,483
                                           ----------             ----------
                                           ----------             ----------

Note 3:   BONDS PAYABLE
     In connection with the bonds issued to provide funding for the construction of the Illinois facilities, the indenture trustee determined in August of 1997 that, although the debt service reserve fund was fully funded, that the supplementary sinking fund had not been adequately funded, resulting in a default, and the reclassification of the bonds to current liabilities. The Company has entered into an agreement with the bondholders which provides for a cure of this default through periodic payments.

Note 4:   LONG-TERM DEBT
     Although the Company was not in compliance with its current ratio calculation as of September 30, 1997 which is required by the 10.5% industrial development revenue bond debt covenants, the Company received a waiver from the bondholder. The waiver expires November 30, 1998. If the covenant is not satisfied upon expiration of the waiver, then $1,480,000 of long-term debt on the Atlanta bonds must be reclassified to current debt; no other debt would be affected.

Note 5:   PREFERRED STOCK DIVIDENDS
     Undeclared cumulative preferred stock dividends were $1,045,312 at September 30, 1997. Net income or loss is adjusted by the effect of undeclared dividends on preferred stock of $106,587 and $106,977 for the nine months ended September 30, 1997 and 1996, respectively, and by $35,919 and $35,919 for the three months ended September 30, 1997 and 1996, respectively.
 The effect was to increase net loss per common share by $.006 and $.009 for the nine months ended September 30, 1997 and 1996, respectively, and increase net loss per common share by $.002, and decrease net income per common share by $.003 for the three months ended September 30, 1997 and 1996, respectively. Primary and fully diluted earnings per share are the same in 1997 and 1996.

Note 6:   ACQUISITIONS
     In December 1996, the Company acquired from Riverside Caloric Company
(RCC) its 55% interest in the Waste Recovery-Illinois general partnership, in which the Company had owned the remaining 45% interest. The Company also acquired in December 1996 all of the partnership interests in U.S. Tire Recycling Partners, L.P. (U.S. Tire), which collects and processes scrap tires, and operates a scrap tire monofill near Charlotte, North Carolina.

Note 7:   COMMON STOCK
     As a result of the Atlanta fire (see note 9), the Company agreed to amend its agreement with the equity holders of U.S. Tire and to issue additional common stock and notes payable to the former equity holders of U.S. Tire in connection with the acquisition of U.S. Tire (see note 6). The agreement called for additional consideration in the form of common stock and notes payable based on any uninsured reconstruction costs and on certain cash flow requirements of the Atlanta facility during the period of reconstruction. As a result of this agreement, the Company issued 50,202 shares of common stock to the former equity holders of U.S. Tire.

Note 8:   EARNINGS PER SHARE
     In February 1997, the FASB issued FAS No. 128, Earnings per Share ("FAS 128"), which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Effective December 31, 1997, the Company will adopt FAS 128, which establishes standards for computing and presenting earnings per share (EPS). The statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation, to the numerator and denominator of the diluted EPS computation. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, converted into, or resulted in the issuance of common stock that then shared in the earnings of the entity. For the three months and nine months ended September 30, 1997 and 1996, the pro forma basic and diluted EPS amounts calculated assuming adoption of this statement would be the same as EPS presented on the consolidated statements of operations.

Note 9:   INVOLUNTARY CONVERSION OF ASSETS
     On November 26, 1996 the Company's Atlanta plant sustained damage due to a mechanical fire. As a result, TDF and wire production ceased for a period of time. The shredding machinery and equipment was not damaged, thus allowing the plant to continue accepting scrap tires for disposal which were then shredded and disposed of. The rebuild was completed in late May 1997, at which time the plant became fully operational. This involuntary conversion of assets was estimated and recognized in the year ending December 31, 1996. An additional $164,918 gain for property damage was recognized in the six months ended June 30, 1997 in connection with this involuntary conversion of assets, as well as $333,332 in insurance proceeds from business interruption insurance.

Note 9:   STATEMENT OF CASHFLOWS
     The Company paid $832,588 and $284,351 for interest for the nine months ended September 30, 1997 and 1996, respectively. No income taxes were paid during the nine months ended September 30, 1997 and 1996.

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

                               GENERAL COMMENTS

The Company suffered a net loss of $85,710 on revenues of $7,862,233 in the third quarter of 1997 compared to net income of $203,384 on revenues of $4,246,945 during the same period in 1996. The increase in total revenues from the prior period was primarily due to the acquisition of the 55% partnership interest in WR-Illinois not owned by the Company and the resulting consolidation of its financial results, and the acquisition of U.S. Tire. The increase in TDF sales to $1,099,131 for the third quarter of 1997 from $402,737 for the same period in 1996, and the increase in scrap tire flow to 86,360 tons for the third quarter of 1997 from 41,415 tons for the same period in 1996, were also the result of these acquisitions. Tire flow for the 1997 third quarter was slightly down at the Portland, Atlanta and Philadelphia plants, while the Baytown plant had an increased tire flow for an overall increase of approximately 3,790 tons for these plants combined for the three months ended September 30, 1997 compared to the same period in 1996.

Although the Portland facility continues to maintain a strong position in the scrap tire market in the Northwest, TDF markets in this region continue to be weak, thus limiting the Company's ability to sell all of the TDF produced at this facility. Consequently, the Company's efforts continue to be focused on managing tire inflow to achieve an equilibrium between TDF demand and tire inflow so as to mitigate costly diversion costs associated with any excess inventory. The Portland facility began a 5 million PTE tire remediation project located in the State of Washington in April 1996 which is expected to be completed at the end of the fourth quarter of this year.

The Company's Houston facility showed improvement in TDF sales and disposal fees, as well as a strong increase in tire flow for the third quarter of 1997 compared to the same period in 1996. The increased tire flow in 1997 compared to 1996 is primarily due to the Company's efforts in tire procurement throughout the State of Texas as a result of the elimination of the State's allocation program last year which had limited the number of scrap tires the Company could collect. Scrap tire collection efforts have expanded into areas of North and South Texas. Increased demand from the TDF customers has increased sales, and margins have improved as hauling costs have decreased due to the proximity of these customers to the Houston plant. Wire sales increased significantly in the third quarter of 1997 compared to the same period last year.

In November 1996 the Atlanta plant was damaged from a mechanical fire which limited production to six inch rubber chips during the first five months of 1997. These shreds were transported to the Company's U.S. Tire facility in North Carolina where a portion were further processed and sold as drainfill material, and the balance landfilled there. The Atlanta facility was rebuilt with insurance proceeds and recommenced full operation in late May 1997. Since the Company had the ability to shred and landfill scrap tires during the reconstruction period, the Atlanta plant continued to maintain disposal service to its customers and experienced little interruption in tire flow.
As a result, the plant quickly returned to an operating level comparably similar to operating levels experienced just prior to the fire. While TDF sales were up slightly, disposal fees and tire flow were slightly down in the third quarter of 1997 compared to the same period in 1996.

The Philadelphia plant continues to suffer from a weak TDF market. The Company is continuing its efforts to obtain new TDF customers in the Northeast region. Tire flow and disposal fees were slightly higher in the second quarter of 1997 compared to the same period in 1996 due to the completion in July 1997 of a tire remediation project for the Commonwealth of Pennsylvania. A significant portion of these tires was sent to the Company's St. Louis facility for processing into TDF. Management anticipates the commencement of additional remediation projects in the fourth quarter of 1997.

The Illinois facilities continue to show improvement with increases in TDF sales and tire flow for the third quarter of 1997 compared to the same period last year. TDF sales continue to be strong at the St. Louis plant with sales for the third quarter of 1997 comparable to the same period last year. TDF sales for the Chicago plant were significantly improved in the third quarter of 1997 compared to the same period in 1996 due to new TDF customers obtained in 1997, and demand for TDF at this plant continues to be strong. Tire flow for both plants showed marked improvement in the third quarter of 1997 compared to the same period in 1996. This improvement is primarily due to an expanding customer base, as well as the performance of remediation projects for the States of Illinois, Indiana and Texas. While TDF sales at the Illinois plants continue to be strong, there exists and excess demand for the product from the current customer base as well as other potential customers. Management continues to focus on improving tire flow which should provide the Illinois plants with the ability to take advantage of this demand for TDF.

U.S. Tire, which was acquired by the Company in December 1996, is a scrap tire processor located near Charlotte, North Carolina that operates a scrap tire collection network throughout the state and surrounding Eastern corridor as well as a scrap tire monofill. The U.S. Tire facility also generates revenues through tire grading activities where collected tires are sold in used tire markets, and the sale of processed scrap tires as tire-derived product primarily for civil engineering purposes. The U.S. Tire facility continues to show a very strong tire flow and net disposal fee. The facility is expected to collect over 5 million PTE's in 1997.

                             RESULTS OF OPERATIONS
                THIRD QUARTER ENDED SEPTEMBER 30, 1997 COMPARED
                WITH THE THIRD QUARTER ENDED SEPTEMBER 30, 1996

Total revenues of $7,862,233 for the third quarter of 1997 were 85% higher than the $4,246,945 earned for the same period in 1996. TDF sales were up 173%, wire sales were up 60%, and disposal fees, hauling and other revenue were up 77% for the three months ended September 30, 1997 compared to the same period in 1996. The increase is due primarily to the acquisitions of WR-Illinois and U.S. Tire. TDF sales at the Atlanta plant were up slightly, while wire sales and tire flow were slightly down for the third quarter of 1997 compared to 1996. TDF sales for the Portland plant were unchanged for the third quarter of 1997 compared to the same period last year as the TDF market in that region continues to be soft. Wire sales were up with the acquisition of WR-Illinois, a third full quarter of wire production at the Portland plant, and continued strong wire sales from the Houston plant. The Houston plant showed strong increases in tire flow and TDF sales as well in the third quarter of 1997 compared to the same period in 1996.

Operating expenses for the third quarter of 1997 were $5,684,919 or 72% of revenues, up from $2,763,814 or 65% of revenues for the third quarter of 1996. Operating expenses increased primarily due to the acquisitions of WR-Illinois and U.S. Tire described above. Although operating costs for the Portland plant were down slightly for the third quarter of 1997 compared to the same period last year, operating expense as a percentage of revenues increased due to a decreased tire flow and sluggish TDF sales. Operating expense at the Atlanta plant was up primarily as a result of the rebuilding efforts completed in late May 1997. The Houston plant's operating expense increased with increased TDF sales and stronger tire flow, but was unchanged as a percentage of revenues for the third quarter of 1997 compared to 1996.

General and administrative expenses of $1,398,509 for the third quarter of 1997 were 84% higher when compared to $758,307 for the same period in 1996. The increase is primarily due to the acquisitions of WR-Illinois and U.S. Tire, as well as increases in corporate management, sales and other staff, personnel costs, professional fees, and other administrative costs resulting from the Company's expansion and higher levels of operating activities. General and administrative expense as a percentage of revenues was unchanged at 18% for the third quarter of 1997 compared to the same period last year.

Depreciation and amortization expense increased 172% to $742,330 from $273,170 in the third quarter of 1997 compared to the same period in 1996. The increase is primarily the result of the acquisitions of WR-Illinois and U.S. Tire, the additions of the new wire recycling systems installed in 1996, as well as an increase in property, plant and equipment at the Atlanta facility due to the rebuild following the fire in the fourth quarter of 1996.

Interest expense increased 115% in the third quarter of 1997 compared to the same period last year as a result of the WR-Illinois acquisition. Interest expense increased primarily due to the bonds payable assumed in the acquisition of WR-Illinois. Grant income represents the amortization of deferred grant revenue received by WR-Illinois from the State of Illinois in connection with the construction of the Illinois plants.

Equity from partnership operations is not reflected in the third quarter of 1997 since this partnership, WR-Illinois was acquired in December 1996, and as a wholly-owned subsidiary was consolidated in the financial statements of the Company for the three month and nine month period ending September 30, 1997.

                             RESULTS OF OPERATIONS
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED
                 WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1996

Total revenues for the Company of $21,330,422 for the nine months ended September 30, 1997 were 80% higher than the $11,837,846 received by the Company for the same nine-month period in 1996. TDF sales were up 193%, wire sales were up 124%, and disposal fees, hauling and other revenue were up 68% for the nine months ended September 30, 1997 compared to the same period in 1996. This increase is primarily the result of the WR-Illinois and U.S. Tire acquisitions, which accounted for 31% of total revenues for the nine months ended September 30, 1997. TDF sales at the Portland plant were flat for the nine months ended September 30, 1997 compared to the same period last year, while disposal fees decreased due to a decrease in related tire flow. TDF sales and disposal fees decreased at the Atlanta plant due to the rebuilding efforts as a result of the November 1996 fire. The Houston plant had increased TDF and wire sales, increased tire flow, and higher disposal fees for the nine months ended September 30 1997 compared to the same period in 1996. The Philadelphia plant also showed strong improvement in tire flow and disposal fees as a result of a scrap tire cleanup project for the Commonwealth of Pennsylvania.

Operating expenses for the nine months ended September 30, 1997 were $15,938,044 or 75% of total revenues compared to $8,064,243 or 68% of total revenues for 1996. Operating expense were higher with the acquisitions of WR-Illinois and U.S. Tire. Operating expense as a percentage of revenues increased primarily as a result of the Atlanta plant rebuild, a decreased tire flow in Portland, and increased operating costs at the Houston plant due to further expansion and increased tire collection efforts in Texas. General and administrative expenses increased $1,889,543 to $4,085,827 for the nine months ended September 30, 1997 from $2,196,284 in the comparable period in 1996, and as a percentage of total revenues was unchanged at 19% for the nine months ended September 30, 1997 compared to the same period in 1996. The increase in general and administrative expenses is primarily due to the acquisitions of WR-Illinois and U.S. Tire, as well as increases in overall corporate activities as a result of the Company's expansion. Depreciation and amortization expense increased by 163% primarily as a result of the consolidation of WR-Illinois and U.S. Tire, the installation of the wire systems in the Houston and Portland plants, and the rebuild of the Atlanta plant.

Interest expense increased 88% for the nine months ended September 30, 1997 compared to the same period in 1996 primarily due to the bonds payable assumed by the Company in connection with the acquisition of WR-Illinois. Other income increased by 111% in the nine months ended September 30, 1997 compared to the same period in 1996 due to the sale of a metering unit to an electric power utility. Grant income also increased due to the amortization of deferred grant revenue acquired in connection with the acquisition of WR-Illinois. Gain on involuntary conversion of assets represents the gain recognized upon final settlement of the Company's insurance claim in connection with the Atlanta fire.

                 FINANCIAL CONDITION AS OF SEPTEMBER 30, 1997

The Company's working capital balance at September 30, 1997 was a deficit amount of $7,454,280. This deficit is primarily due to the reclassification of the WR-Illinois bonds payable to current liabilities. As discussed in note 3 of the accompanying financial statements, the supplementary sinking fund required by the State of Illinois in consideration of its moral obligation guarantee has been inadequately funded, which is an event of default under the Loan Agreement and Indenture of Trust, and which has necessitated the reclassification of the bonds as current liabilities. The Company has entered into an agreement with the bondholders under which it will cure the sinking fund shortfall through periodic payments over a period of time. As discussed in note 4 of the accompanying financial statements, the Company was out of compliance with its current ratio covenant as required by the Atlanta bonds indenture. However, the Company has received a waiver from the bondholder of this event which waiver runs until November 1998.

Management continues to remain sensitive to the risk that the Company will not have the financial strength to take advantage of the opportunities that are developing. It is anticipated that with operating results beginning to improve, the Company will be able to adequately fund its working capital requirements and capital expenditures for at least the next twelve months. Cash flow from operations for the Company improved for the nine months ended September 30, 1997 compared to the same period in 1996. Management is also considering other sources of capital to meet the Company's future commitments, as well as the Company's future working capital needs. The Company is aware that each facility must remain closely monitored and costs must be controlled. More importantly, additional revenues must be generated to cover fixed costs and allow the Company a chance to improve its profit margin with its existing capabilities.

The Company does not anticipate any significant capital expenditures for the remainder of 1997.

PART II:  OTHER INFORMATION
Item 5.   OTHER INFORMATION
          -----------------

     On July 30, 1997, the Company's Board of Directors appointed Thomas L. Earnshaw, formerly President and Chief Executive Officer of the Company, as Vice Chairman of the Board of Directors. David Greenstein, formerly President of the Company's U.S. Tire subsidiary, was appointed President and Chief Executive Officer of the Company.

     On August 6, 1997 and August 4, 1997, respectively, David Walls and Andrew Bodner resigned from the Board of Directors to focus on their outside business activities. At November 14, 1997, the Company had not appointed successor directors to fill these vacancies.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     (a)  EXHIBITS
          --------

          None

     (b)  REPORTS ON FORM 8-K
          -------------------

          None

Item 27.  FINANCIAL DATA SCHEDULE
          -----------------------

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     WASTE RECOVERY, INC.

DATE:  November 14, 1997             /s/  DAVID G. GREENSTEIN
                                     ------------------------------------------
                                     By:  DAVID G. GREENSTEIN
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


                                     /s/  THOMAS L. EARNSHAW
                                     ------------------------------------------
                                     By:  THOMAS L. EARNSHAW
                                          Vice Chairman
                                          (Principal Financial and
                                          Accounting Officer)