Form 10-K405
period 1997-12-31
WASTE RECOVERY INC
filed 1998-04-15
CIK 710118

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K
(Mark One)
     [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
              (Fee Required)
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                      OR
     [   ]   Transition Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934
             (No Fee Required)
                  FOR THE TRANSITION PERIOD FROM ___________ TO __________


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Number of shares of Registrant's Common Stock, no par value per share, outstanding as of April 14, 1998: 17,494,323

The approximate aggregate market value of voting stock held by non-affiliates of the Registrant (based on the average of the closing bid and asked price of April 14, 1998) was $3,005,144. For purposes of this computation, all officers, directors and 10% beneficial owners are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are in fact affiliates of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Registrant's Proxy Statement for 1998 Annual Meeting of Shareholders, to be filed within 120 days of December 31, 1997, are incorporated by reference in Part III, Items 10, 11, 12 and 13.

RECENT EVENTS

On January 15, 1998, Waste Recovery, Inc. ("the Company") was in default on the convertible subordinated notes as a result of nonpayment of interest due on January 15, 1998. The convertible subordinated notes were issued by the Company in connection with the acquisition of U.S. Tire Recycling Partners, L.P. in December 1996.

On January 27, 1998, the Company announced a default by its wholly-owned subsidiary, Waste Recovery-Illinois, General Partnership ("WR-Illinois"), with respect to debt service payments due February 1, 1998.

On March 21, 1998, WR-Illinois' Marseilles, Illinois facility was substantially damaged by fire. The facility is covered by replacement and business interruption insurance.

On March 31, 1998, the Company was in default due to nonpayment of certain promissory notes payable issued in connection with the acquisition of U.S. Tire Recycling Partners, L.P.

For further discussion of these events, see Part I, Item 2, Properties, Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Result's of Operations, and notes 2, 11, 13, 14, and 28 of the Company's Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.


                                    PART  I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

GENERAL

Waste Recovery, Inc. (the "Company" or "WRI") is a specialized service and process company operating in the environmental services industry. The Company is involved in all aspects of scrap tire disposal and in conversion of scrap tires, through a proprietary process, into a uniform, high quality, wire-free, tire-derived fuel (TDF).

The Company believes it is the largest firm in the United States specializing in disposal and recycling of scrap tires into a high quality fuel supplement. Presently, the Company has TDF producing facilities operating in Portland, Oregon; Houston, Texas; Atlanta, Georgia; Philadelphia, Pennsylvania; Marseilles, Illinois (near Chicago); Dupo, Illinois (near St. Louis); and Concord, North Carolina.

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

The Company uses its tire shredding equipment and handling systems for the
production of a high grade TDF.   In addition to improving systems and
equipment, the Company has worked to make TDF more acceptable as a supplemental fuel. Generally, the permitting process required before a utility or other industrial fuel user may start burning TDF depends on many factors, such as location, fuel volumes and mix, the traditional fuels being supplemented, types of burners, boilers and fuel handling systems. The Company uses its experience in the TDF supplement business to help customers obtain permits and to equip their facilities to most efficiently use TDF as a fuel supplement.

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

In the Southwest, TDF competes primarily with natural gas as a supplemental fuel in steam generation facilities. The Company's business in this region has continued to grow as the price of natural gas has been stable. Due to the Baytown plant's location near marine transportation alternatives, the Company has been able to develop TDF markets outside the State of Texas that this facility can serve.

In December 1996, the Company concluded the acquisition of U.S. Tire Recycling Partners, L.P. (U.S. Tire), a large collector and processor of scrap tires in the Southeast, located in Concord, North Carolina (see Part II, Item 5, Purchase of U.S. Tire Recycling Partners, L.P.). U.S. Tire operates a scrap tire monofill and also processes material for sale into recycled rubber markets. The pulp and paper industries in the Southeast typically require a much greater proportion of on-site generated power because they generate much more of their own electric power. Since the bulk of this power is traditionally coal-based, TDF is well-suited as a competitive energy source in the region, primarily due to the fact that TDF's handling and burning characteristics are the most similar to coal. The Company's Concord facility should give the Company the opportunity to further expand in this market as the facility's processing capabilities are increased and improved.

The two Illinois facilities are the first of the Company's plants that are economically justified due solely to having traditional, coal burning electric utilities as the primary recipients of the TDF plants' output. Other industrial boilers that utilize coal as a primary source of energy have also begun to use TDF as a supplemental fuel in this region.

The Company completed its acquisition of the general partnership interest in WR-Illinois held by Riverside Caloric Company (RCC), a wholly-owned subsidiary of NIPSCO Industries, Inc., in December of 1996 (see Part II, Item 5, Purchase of Interest in WR-Illinois). WR-Illinois was a general partnership created to construct and operate two TDF producing facilities in Illinois. The partnership was created after the Company obtained a contract to supply a large Illinois electric utility with 60,000 tons of TDF per year. WR-Illinois' operations were consolidated beginning December 1, 1996 (see notes 1, 2 and 9 of the Consolidated Financial Statements of the Company and related Notes included in Item 8).

OPERATIONS

The Company's seven scrap tire processing plants charged tip fees for the collection of more than 31 million scrap tires in 1997. Approximately 70% of the casings were obtained through the Company's own collection network, which collects from retail stores or supplies collection trailers to major scrap tire generators, and through arrangements with tire manufacturers for factory rejects. Many of these casings were delivered by independent operators. The Company is not dependent on any single supplier for scrap tires. No one independent collector or generator accounted for more than 5% of the casings processed by the Company during 1997.

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

The Company has also developed proprietary metering devices for use by TDF customers to control the flow of TDF as a fuel supplement to maximize TDF utilization within each customer's particular requirements and the framework of existing environmental constraints.

   Approximate Annual Shredding Capacities (Based on 16 hrs./day, 252 days/yr.):



                                                  Approximate Utilization
                                                    Percentage in 1997
                                                    ------------------
Portland TDF Plant            5.5 Million PTE's              69%
Houston TDF Plant             7.5 Million PTE's              73%
Atlanta TDF Plant             7.5 Million PTE's              44%
Philadelphia TDF Plant        6.0 Million PTE's              52%
Dupo TDF Plant                7.5 Million PTE's              52%
Marseilles TDF Plant          7.5 Million PTE's              63%
Concord Plant                 6.5 Million PTE's             117%

   PTE's are Passenger Tire Equivalents

The Company's production capacity has increased to 48 million PTE's as of December 31, 1997, from 45 million as of December 31, 1996 and 25 million as of December 31, 1995. This increase was obtained through the establishment of the two new facilities in Illinois and the acquisition of the Philadelphia and Concord facilities. Although TDF sales represent a small portion of the Company's revenues, they provide the primary outlet for the Company's processed material that supports the Company's growth. TDF sales accounted for 14%, 10%, and 7% of total company revenues for 1997, 1996 and 1995, respectively, and wire sales were 3%, 2%, and 0% for 1997, 1996, and 1995, respectively, whereas tipping fees, hauling and other services accounted for 84%, 88%, and 93% of total Company revenues for 1997, 1996 and 1995, respectively.

SEASONALITY

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

The Company believes WR-Illinois' contract with Illinois Power Company for the sale of 60,000 tons per year of TDF which has a term through July 1, 1999, as well as growing the Company's client base in the South and Southeast, should help to dampen seasonal fluctuations over the foreseeable future. The Company has also began supplying TDF to additional utility and industrial customers in the Midwest, in an effort to further mitigate seasonal fluctuations of TDF sales.

SCRAP-TIRE MARKET

The Rubber Manufacturing Association (RMA) estimates that approximately 350 million passenger tire equivalents (PTE's) (equivalent to approximately 255 million tire units) were scrapped in 1997.

If all tires scrapped in a year were converted to TDF utilizing the Company's proprietary system, the potential output would be approximately 3.3 million tons - more than 20 times the Company's 1997 tonnage sales of TDF. Even after allowing for the 15% of tires scrapped annually that are used in other applications, the scrap tire supply, in general, should not have a limiting effect on the Company's ability to continue its growth for the foreseeable
future.   This calculation does not take into account the additional "raw material" represented by abandoned tire piles which further increases the potential TDF output.

Demand for TDF appears to be growing, especially in the utility industry based on the Company's experience with this type of customer over the last three years. Certain of the benefits of TDF, such as high BTUs, low cost, and reduced sulfur emissions, have contributed to increased TDF utilization by electric power generating facilities. Management believes there are continuing opportunities to increase demand for this fuel. One example of this is the agreement with the Illinois Power Company. Under the terms of the Company's contract, the Illinois Power Company will burn up to 7.5 million reprocessed tires, or 60,000 tons of TDF, per year at its Baldwin Power Station (Baldwin). This figure, which constitutes about 60% of the tires annually discarded in Illinois, equates to only 2% of the energy needs at the Baldwin plant. WR-Illinois has recently extended an agreement with Wisconsin Power and Light, further establishing itself in this growing market segment. The agreement with Wisconsin Power & Light calls for the delivery of up to 24,000 tons of TDF over a thirteen month period beginning January 1998.

GOVERNMENT REGULATION

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

In the past couple of years, legislation has had a significant effect on the Company's Houston operation. The State of Texas had collected $2 for each new passenger tire and $3.50 for each new truck tire sold. The proceeds fund the clean-up of abandoned tire piles, as well as the disposal of current scrap tire generation, and are the source of the $.85 per weighed tire unit (18.7 lbs.) paid to licensed and registered scrap tire processors. The Company was one of the first processors registered in 1992, and has been the only processor in the state to recycle all of the scrap tires it received under the program. The Company was under the State of Texas' allocation program until September 1995, at which time the allocation system was eliminated and now allows qualified processors to process tires on an unlimited basis. However, the Company's ability to increase tire flow into its facility was restrained since this legislation allowed competitors to stockpile scrap tire material and continue to receive compensation from the State. The result was the creation of large piles of shredded tires across the State which approximated 90 million tires at December 31, 1997. In efforts to curtail the growth of these shred piles, this legislation was amended as of January 1, 1996 to require end-use markets such as TDF markets, for example, for scrap tires collected. Although the effective date of the requirement for end-use markets was January 1, 1996, the State allowed a "grace period" for scrap tire processors to continue operating without end-use markets. This grace period ended December 31, 1996. The Texas scrap tire program was abolished on December 31, 1997, thus ending the state supported subsidy for the disposal of scrap tires. The Company now charges a disposal fee directly from scrap tire generation for the Company's disposal services in Texas as it does in other states.

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

In the Southwest, the implementation of legislation in Texas in 1992 fostered the establishment of approximately 20 new tire processors. Approximately four of these entities are still active and compete with the Company.

Browning Ferris Industries, Inc. ("BFI") entered the scrap tire processing business through the acquisition of Maust Tire Recyclers of Savage, Minnesota in 1991. BFI, headquartered in Houston, Texas, is one of the largest waste disposers in the United States and operates tire processing facilities in the states of Minnesota and Georgia. During 1997, BFI sold its operation to Greenman Technologies. Greenman is primarily a producer of crumb rubber.

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

The Company recognizes that its operations and expansions are and will be subject to competition from other companies, some of whom have substantially greater financial, marketing, research and development, and personnel resources than the Company. However, the Company believes that it can compete on the basis of its expertise in the logistics of tire disposal and TDF production technology. The Company's newly-constructed TDF plants endeavor to incorporate process equipment design modifications that improve operating efficiency as compared with the original Portland operation. The Company believes that its processing costs and reliability are better than those achievable by competitors using commercially available tire processing equipment.

PATENTS AND PROPRIETARY PROTECTION

The Company owns the United States patents set forth in the following table:


Patent No.                         Title/Description                           Issue Date
----------                         -----------------                           ----------
4,374,573     Apparatus for Shredding Rubber Tires and Other Waste Materials    02/22/83
4,519,550     Material Guide and Clearer for Commuting Apparatus                05/28/85
4,560,112     Scrap Shredding Apparatus Having Clearing Rings and Method for
              Sharpening Same                                                   12/24/85
4,714,201     Tire Processing Apparatus and Method                              12/22/87
4,750,437     Method for Disposal of Waste Materials by Incineration            06/14/88
4,804,031     Apparatus for Removing Tires From Wheels                          02/14/89
4,806,056     Modular Fuel Metering Apparatus and Method                        02/21/89


The Company owns the Canadian patents (and pending applications) set forth in the following table:


Patent No.                         Title/Description                           Issue Date
----------                         -----------------                           ----------
1,220,461     Scrap Shredding Apparatus Having Clearing Rings and Method for
              Sharpening Same                                                   04/14/87
1,279,051     Tire Processing Apparatus and Method                              01/15/91

                                       8

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

In 1988, pursuant to its industrial development bond financing for construction of the Atlanta plant, the Company licensed its technology, including such patents, to the indenture trustee. In 1993, the Company licensed such technology to the Illinois Partnership in connection with the construction of the two facilities in Illinois. The Company was in default at December 31, 1997 with respect to debt of these facilities. See notes 2, 11, 13 and 28 of the Consolidated Financial Statements of the Company beginning at page F-1 of this Form 10-K.

EMPLOYEES

As of December 31, 1997, the Company had 336 full-time employees, of whom 274 were in operations and the balance in administration, sales, planning and engineering. None of the employees are covered by collective bargaining agreements, and the Company believes its relations with its employees are generally good.

                                 [End of Page]

EXECUTIVE OFFICERS OF THE COMPANY

All executives hereunder are elected annually in accordance with the by-laws and serve until their successors are elected and qualified. There are no family relationships among any of the Company's executive officers. For a more detailed description of the Company's executive officers, please see the information under the caption "Executive Officers of the Company" in the Company's Proxy Statement to be filed under Regulation 14A within 120 days after December 31, 1997.

      Name                  Age                  Position Held With Registrant
      ----                  ---                  -----------------------------
MARTIN B. BERNSTEIN          63                  Chairman of the Board of Directors
THOMAS L. EARNSHAW           43                  Vice Chairman of the Board of Directors
DAVID G. GREENSTEIN          37                  President and Chief Executive Officer
ROBERT L. THELEN             58                  Executive Vice President - Engineering
MARK W. HOPE                 43                  Senior Vice President


The positions and offices of the executive officers of the Registrant are as follows:

MARTIN B. BERNSTEIN was elected Chairman of the Board of Directors of the Company at the February 13, 1997 Board of Directors meeting. Mr. Bernstein joined the Board of the Company in December of 1996 in connection with the Company's acquisition of U.S. Tire.

THOMAS L. EARNSHAW accepted the position of Vice Chairman on August 1, 1997.
He was elected President and Chief Executive Officer, as well as a Director, of the Company at the March 1, 1990 Board of Directors meeting. Mr. Earnshaw joined the Company at its inception in 1982. He was elected Vice President-Operations in 1985 and Executive Vice President-Operations in 1987. Effective January 1, 1998, Mr. Earnshaw resigned as an employee of the Company and was retained as a consultant on a yearly basis.

DAVID G. GREENSTEIN joined the Company in December of 1996 in connection with the Company's acquisition of U.S. Tire. He also serves as President of the Company's U.S. Tire subsidiary. Mr. Greenstein was appointed President and CEO on August 1, 1997, and elected as a Director of the Company in December 1997.

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

ITEM 2.  PROPERTIES
The Company currently occupies the following properties:

                                                         Sq. Footage of         Owned or Lease      Current
    Location and Description                                Building               Expiration      Monthly Rental
    ------------------------                             --------------         --------------    --------------

PORTLAND, OREGON:
   25,000 sq. ft. paved property with metal
     manufacturing building                                   1,000                 12/31/99           $872
   45,000 sq. ft. property with metal fabrication
     and maintenance building                                 4,800                 12/31/99         $3,200
   20,000 sq. ft. graveled lot                                    -                  5/31/99           $800
   Office and shop on 1.2 acres                               8,000                  7/31/99         $2,200
HOUSTON (HARRIS COUNTY), TEXAS:
   Production facility on 9 acres partially paved
     with metal building                                     13,800                    Owned              -
ATLANTA, GEORGIA:
   Production facility on 3 acres partially paved
     with metal building                                      4,800                 12/31/99         $2,785
PHILADELPHIA, PENNSYLVANIA
   4 acres of land holding processing facility                1,500                  2/28/05         $3,200
DALLAS, TEXAS:
   Office space                                               4,500                  2/28/00         $2,765
DUPO, ILLINOIS:
   Production facility on 10 acres partially
     paved with metal building                               12,000                 11/30/14         $1,000
MARSEILLES, ILLINOIS:
   Production facility on 6.8 acres partially
     paved with two metal buildings                           9,600                    Owned              -
CONCORD, NORTH CAROLINA:
   Production facility on 87 acres with office
     and shop                                                 5,600                    Owned              -


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

On March 21, 1998, the Company's Marseilles, Illinois facility was substantially damaged by fire. The facility is covered by replacement and business interruption insurance; however, uninsured costs, if any, are unknown and are not yet reasonably or practicably determinable.


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

The Company has received certain demand letters from noteholders regarding the Company's default on the convertible subordinated notes. Management is currently assessing the impact of these demands on the Company. For further discussion, see Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and notes 2, 14 and 28 of the Company's Financial Statements included in Part II, Item 8 of this Form 10-K.


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

Trading commenced on July 17, 1986 and the Registrant's common shares were quoted on the NASDAQ system until February 20, 1990 at which time the Common Stock was delisted as a result of the Company's failure to meet applicable capital and surplus requirements. The following table sets forth the range of bid and ask prices for the Registrant's Common Stock during the periods indicated:

                             High                            Low
                             ----                            ---
Quarter Ended         Bid            Ask            Bid            Ask
-------------         ---            ---            ---            ---
  03/31/96          1 3/8         1 9/16              1         1 5/32
  06/30/96        1 13/16              2              1          1 1/4
  09/30/96          1 1/2         1 9/16         1 1/16          1 1/4
  12/31/96         2 5/16          2 3/8          1 1/2          1 5/8
  03/31/97          2 1/4          2 1/4          1 1/4         1 7/16
  06/30/97         1 9/16         1 9/16         1 5/32         1 9/32
  09/30/97         1 7/32         1 7/16          29/32            7/8
  12/31/97          15/16          15/16            1/2          19/32

(a) The quotations set out above represent prices between dealers and do not include retail mark-up, mark-down or commissions and may not represent actual transactions. Prior to termination by NASDAQ (February 20, 1990), such quotations were received from NASDAQ. Quotations after such time are obtained from the National Quotation Bureau.

(b) The approximate number of record holders (not including participants in securities position listings) of the Registrant's common shares as of April 13, 1998 was 600.

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

At the conclusion of the Rights offering on June 26, 1995, the full amount of the subscription had been exercised; 3,238,857 shares of Common Stock were issued and $2.2 million in capital was raised for specific equipment improvements and working capital. In conjunction with the offering, $265,000 plus accrued interest of $17,951 of the convertible subordinated debentures were converted at the rate of $0.875 per share into 323,373 shares of Common Stock.

PURCHASE OF U.S. TIRE RECYCLING PARTNERS, L.P.

The Company issued 3,242,997 shares of unregistered Common Stock, $1,850,000 of convertible subordinated notes, and promissory notes in the aggregate amount of $605,035 as consideration for the purchase of U.S. Tire Recycling Partners, L.P. ("U.S. Tire") in December 1996. The Company also issued 243,224 unregistered shares of Common Stock to a third party as compensation for services rendered as financial advisor to the Company in connection with the acquisition of U.S. Tire. The convertible subordinated notes are convertible at $2.50 per share and have an interest rate of 5% per annum in 1996 and 1997, 6% in 1998 and 7% in 1999 and 2000. Interest is paid quarterly with principal payments beginning on March 31, 1999 in the amount of $500,000, and $450,000 on September 30, 1999, March 31, 2000 and September 30, 2000. Principal amounts are subject to reduction if certain cash flow tests are not met by the Company's U.S. Tire subsidiary. See notes 2, 14 and 28 of the Company's Consolidated Financial Statements beginning at page F-1 of this Form 10-K regarding the default by the Company with respect to the debt issued in connection with the acquisition of U.S. Tire.

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

1997 REGISTRATION STATEMENT

In the agreement to acquire U.S. Tire, the Company agreed to file a registration statement with the Securities and Exchange Commission (SEC) to register shares issued to the sellers of U.S. Tire after its 1996 Form 10-K had been filed. The shares of Common Stock issued to NIPSCO and those sold in the December private placement were given the right to be included in this filing.

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

                                                                          For the Years Ended December 31,
                                                         1993            1994           1995           1996           1997
                                                         ----            ----           ----           ----           ----
OPERATING DATA
TDF sales                                           $  1,114,975    $ 1,104,691    $ 1,080,172    $ 1,589,405    $ 4,007,545
Wire sales                                                     -              -              -        397,701        801,283
Disposal and other revenues                            7,625,518     11,320,714     13,059,751     14,687,426     24,499,916
                                                    ------------    -----------    -----------    -----------    -----------
Total revenues                                         8,740,493     12,425,405     14,139,923     16,674,532     29,308,744

Operating expenses and
    depreciation                                       6,902,545      9,753,225     12,098,884     13,103,362     25,270,437
General and administrative
    expenses                                           1,660,449      2,099,579      2,568,094      3,171,418      5,677,265
                                                    ------------    -----------    -----------    -----------    -----------
Income from operations                                   177,499        572,601       (527,055)       399,752     (1,638,958)
Interest expense, net                                    352,835        378,761        457,202        375,093        823,443
Other (income) expense                                   (67,340)        10,567       (380,066)      (935,795)      (654,261)
Minority interest in income                               87,617              -              -              -              -
Loss in equity of Partnership                                  -         20,260        322,630        668,504              -
                                                    ------------    -----------    -----------    -----------    -----------
Income (loss) before income
    taxes and extraordinary items                       (195,613)       163,013       (926,821)       291,950     (1,808,140)
Income tax benefit (expense)                                   -        447,543              -         (8,850)      (517,204)
                                                    ------------    -----------    -----------    -----------    -----------
Net income (loss)                                   $   (195,613)   $   610,556    $  (926,821)   $   283,100    $(2,325,344)
                                                    ------------    -----------    -----------    -----------    -----------
                                                    ------------    -----------    -----------    -----------    -----------

Net income (loss) per share                         $       (.08)** $       .07**  $      (.12)** $       .01**  $      (.14)**
                                                    ------------    -----------    -----------    -----------    -----------
                                                    ------------    -----------    -----------    -----------    -----------
Net income (loss) per share -
    assuming dilution                               $       (.08)** $       .06**  $      (.12)** $       .01**  $      (.14)**
                                                    ------------    -----------    -----------    -----------    -----------
Weighted average number of
    common shares outstanding                          4,040,199      7,762,817      9,132,359     12,167,731     17,334,892
                                                    ------------    -----------    -----------    -----------    -----------

Weighted average number of
    common shares outstanding -
    assuming dilution                                  4,040,199      7,466,955      9,132,359     12,353,963     17,334,892
                                                    ------------    -----------    -----------    -----------    -----------
OTHER DATA
Earnings before interest, taxes,
    depreciation & amortization
    (EBITDA+)                                       $    899,619    $ 1,236,758     $  486,089    $ 1,861,493    $ 1,835,883
                                                    ------------    -----------    -----------    -----------    -----------
                                                    ------------    -----------    -----------    -----------    -----------
EBITDA as a percentage of
    revenues                                                  10%            10%             3%            11%             6%
                                                    ------------    -----------    -----------    -----------    -----------
Tons of TDF sold during
    the period ended (unaudited)                          62,156         62,564         72,961        102,929        168,263
                                                    ------------    -----------    -----------    -----------    -----------

BALANCE SHEET DATA
Total assets                                        $  5,876,105    $ 8,745,077    $10,732,399    $28,391,800    $24,995,408
Total long-term debt                                $  2,065,509*   $ 4,002,585    $ 4,409,249    $12,053,395    $10,528,587*
Total shareholders' equity (deficit)                $   (362,932)   $ 1,258,819    $ 2,899,006    $ 8,329,123    $ 6,421,256



+ The Company believes that EBITDA is a useful common yardstick for measuring the capacity of companies to generate cash without reference to how they are capitalized, how they account for significant non-cash charges for depreciation and amortization associated with assets used in the business, the bulk of which are long-lived assets, or what their tax attributes may be. Additionally, since EBITDA is a basic source of funds not only for growth but to service indebtedness, lenders in both the private and public debt markets use EBITDA as a significant determinant of borrowing capacity.

     *Includes long-term debt then classified as short-term debt as a result of the Company's noncompliance during such period with certain financial covenants in its debt agreements (see notes 10 and 13 of the Consolidated Financial Statements of the Company and the related Notes included in Item
     8).
     **Undeclared dividends on cumulative preferred stock of $142,502, $142,502, $142,506, $142,896, and $142,506 for the years ended December
     31, 1993, 1994, 1995, 1996, and 1997, respectively, have been added to net loss or subtracted from net income for purposes of computing net income
     (loss) per common share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note: Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Reform Act. See "Special Note Regarding Forward-Looking Statements" for additional factors relating to such statements.

GENERAL COMMENTS

In 1997, the deterioration of the Company's profitability has had a significant adverse effect on the Company's liquidity. As a result of this liquidity problem, the Company has defaulted on certain of its debt obligations. For further discussion of these items, see the "Liquidity and Capital Resources" section of Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and notes 2, 11, 13, 14 and 28 of the Company's Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

The Company owns and operates tire processing facilities in Portland, Oregon, Houston, Texas, Atlanta, Georgia, Philadelphia, Pennsylvania, Dupo, Illinois, Marseilles, Illinois and Concord, North Carolina. Late in 1994, construction began on the Dupo and Marseilles tire processing facilities which were completed and began operations in late 1995. These plants were originally owned by the Illinois Partnership, of which the Company owned a 45% interest and was the managing partner until December of 1996 when the Company acquired its partner's (NIPSCO) interest in the partnership in exchange for common stock of the Company (see Part II, Item 5, Purchase of Interest in WR-Illinois). In 1995, the Company acquired the tire division of Domino Salvage, Inc. which operated a tire collection and shredding operation located in Conshohocken, Pennsylvania, for consideration of cash and notes. In the fourth quarter of 1996, the Company acquired U.S. Tire, L.P., located in Concord, North Carolina, a company which collects tires, manufactures TDF and a leachate drainfill material, and also operates its own tire monofill (see Part II, Item 5, Purchase of U.S. Tire Recycling Partners, L.P.). Both Domino and U.S. Tire are operated as wholly owned subsidiaries of the Company.

Regional services are provided from the seven operating facilities mentioned above. Operations of these facilities include scrap tire collection, disposal, and the recycling of tires into various products including tire-derived fuel
(TDF), drainfill or leachate collection material, a quarter-inch minus chip used as a feedstock by the crumb rubber manufacturing industry, and scrap steel produced from the wire content of the processed tires. The Company generates revenues from scrap tire disposal fees, hauling of scrap tires, sales of used tires in the used tire market, and the sale of products described immediately above.

During the past three years, the effects of inflation on the Company's operations have been negligible.

In the last three years, the Company has experienced significant growth which has resulted primarily from the acquisition of Domino, U.S. Tire, and the purchase of NIPSCO's 55% ownership in the Illinois Partnership. These acquisitions have caused the Company's scrap tire processing capacity to increase from 20 million PTE's in 1994 to 48 million at the end of 1997. Accompanying this increase in capacity, the Company more than doubled all measures of volume in the period of 1995 - 1997. Set out below are selected measures of volume for those periods which illustrate this statement.


                                                         1997            1996           1995
                                                         ----            ----           ----
TDF Tons Sold                                            168,263        102,929         72,961
Passenger Tire Equivalents Received (Tons)               318,659        162,926        132,793
TDF Sales                                            $ 4,007,545    $ 1,589,405    $ 1,080,172
Wire Sales                                           $   801,283    $   397,701              -
Disposal and Hauling Fees                            $24,499,916    $14,687,426    $13,059,751


Notwithstanding the volume increases illustrated above, the Company was unsuccessful in increasing its levels of capacity utilization which totaled 62% prior to the three acquisitions and 55% for the year 1997. Additionally, while operating margins were squeezed by low capacity utilization rates, the necessity of increasing tire flow had the overall affect of lowering tipping fee margins.

The Company began 1997 with the belief that these volume increases would translate into significantly improved operating results as a result of increased overall volume. Actual results were disappointing primarily as a result of the Company's inability to secure sufficient tire flow at certain of its facilities, which has had the effect of causing the Company to operate at levels of capacity utilization which are significantly below those budgeted by the Company at the beginning of 1997. Additionally, the Company has experienced other problems at its Atlanta and Philadelphia facilities which have led to weak operating results in those facilities as described below. Set out below is a matrix illustrating on a facility-by-facility basis, capacity and volume measures for 1997 illustrating their relative importance.



                                 [End of Page]

                           WRI OPERATING FACILITIES
          SELECTED STATISTICAL SUMMARY OF 1997 CAPACITY AND ACTIVITY


----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                San
                      Atlanta,   Portland,    Concord,    Marseilles,    Dupo,     Philadelphia,   Baytown,   Antonio,  Calaveras,
                         GA         OR           NC           IL          IL             PA           TX        TX**       CA**
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
Year Built/
Acquired               1988        1982         1996         1995        1995           1995         1986       1996        1997
----------------------------------------------------------------------------------------------------------------------------------
Wire System            Yes          Yes           No          Yes         Yes             No          Yes         NA          NA
----------------------------------------------------------------------------------------------------------------------------------
Processing
   Capacity
(millions PTEs)         7.5         5.5          6.5          7.5         7.5              6          7.5          2           2
----------------------------------------------------------------------------------------------------------------------------------
1997 Budget
(millions PTEs
  processed)            3.3         3.8          7.6          4.7         3.9            3.1          4.1        1.6         1.2
----------------------------------------------------------------------------------------------------------------------------------
1997 Capacity
   Utilization
   Percentage            44%         69%*        117%          63%         52%            52%          55%        80%         60%
----------------------------------------------------------------------------------------------------------------------------------
1997 Tons
   TDF Sold
(in thousands)         18.3        20.7          7.0         28.3        48.9           13.6         31.4         NA          NA
----------------------------------------------------------------------------------------------------------------------------------
1997 Tons
   Wire Sold
(in thousands)          3.6         3.1           NA          1.8         3.7             NA          7.4         NA          NA
----------------------------------------------------------------------------------------------------------------------------------
1997 Tons
   Landfilled
(in thousands)            0        11.3         5.8             0           0           10.0            0          0           0
----------------------------------------------------------------------------------------------------------------------------------

*EXCLUDES WINLOCK REMOTE PROJECT OF 1.3 MILLION PTES IN 1997.
**VOLUME NOT INCLUDED IN PROCESSING CAPACITY.


DESCRIPTION OF OPERATIONS AT INDIVIDUAL FACILITIES

ILLINOIS FACILITIES (DUPO AND MARSEILLES)

During the fourth quarter of 1995, the Company began operations at two new facilities located in the State of Illinois which were built to serve the Chicago and St. Louis, Missouri scrap tire markets, respectively. These facilities were originally scheduled to open in the early summer of 1995, which date was postponed until the fall of that year, as a result of bad weather and flooding in the Midwest region of the country which delayed completion of their construction. This delayed entry date into the scrap tire markets served by these facilities hampered the Company's ability to build tire flow, and as a consequence both Illinois facilities suffered during their start-up phases from a lack of scrap tire flow. While this problem diminished by mid-1996, increasing demand for scrap tires in the region has restricted the supply to these two facilities, resulting in inadequate overall operating levels. During calendar 1997, the two facilities operated at 57% of capacity utilization, versus 60% which the Company believes is necessary for the facilities to break even. Demand for TDF in the Midwest has continued to strengthen, and the Company believes that TDF demand within the market area served by these two facilities presently exceeds the facilities aggregate capacity to produce TDF. In an effort to address this problem, the Company has lowered tipping fees to attract additional tire flow which has met with encouraging results. As a consequence, the Company now projects that operations of these two facilities in 1998 will exceed the break even level and consequently will make their first profitable contribution to the Company's bottom line.

On March 21, 1998, the Company's Marseilles, Illinois facility was substantially damaged by fire. The facility is covered by replacement and business interruption insurance; however, uninsured costs, if any, are unknown and are not reasonably or practicably determinable.


U.S. TIRE, INC. - CONCORD FACILITY

In December of 1996, the Company acquired U.S. Tire, a scrap tire processor located in Concord, North Carolina, which operates a scrap tire collection network throughout the state and surrounding Eastern corridor as well as its own scrap tire monofill. The Concord facility landfills approximately 50% of the scrap tires collected, with the balance being shredded and sold as drainfill or leachate material, primarily in South Carolina where the product is used as a substitute for gravel in septic tanks for single-family homes.
The Concord facility also produces some tire-derived fuel and other tire-derived products which are used for civil engineering purposes. Tire flow at this facility exceeded 7.5 million PTE's in 1997 which is a continuation of U.S. Tire's historically strong operating results. This facility was a significant contributor to the Company's operations in 1997 and met the overall operating targets which were established when the company was purchased in 1996.


PORTLAND FACILITY

In 1997, the Portland facility continued to suffer from the loss of its largest TDF customer, and from increasing competition for scrap tires. As a consequence, this facility was a major disappointment with final results which varied from those originally projected by a wide margin. In late 1996, a wire recycling system was installed which created as a by-product, a 1/4 inch minus wire free chip which is sold as a feedstock to the crumb rubber manufacturing industry. Demand for this particular product exceeds supply by a wide margin. The scrap steel market in this area of the country is significantly weaker than in more industrialized areas resulting in very low or zero sales prices for the Company's scrap steel which numbers have adversely affected this facilities bottom line.


BAYTOWN FACILITY

The Baytown facility experienced a good year both in terms of disposal fees and end product sales. The State of Texas' scrap tire allocation program expired on December 31, 1997. This event caused significantly improved levels of operations in the fourth quarter of the year as disposers of tires sought to eliminate their inventories prior to the conclusion of the State subsidy.
Going forward, the Company expects that the beginning of the year will see a significant decrease in operating levels due to the large volumes that were processed through the facility in November and December. The Company maintains its position of being the only processor in the State of Texas capable of recycling 100% of each tire, and accordingly hopes that as the free market environment created by the elimination of the State program takes effect, that operations in the second half of the year will return to the levels experienced in 1997.

ATLANTA FACILITY

The mechanical fire that shut down the Atlanta facility in November of 1996,
caused a dramatic decrease in operations at that facility for 1997.   While a
portion of the plant remained open to receive scrap tires which were shredded and landfilled at the Company's U.S. Tire facility in Concord, North Carolina, the plant did not regain full mechanical operation until June of 1997. During the second half of the year, operating levels increased, but they did not reach the prior year's levels until the fourth quarter. Notwithstanding these events, because of business interruption insurance, the bottom line operations for the facility came in at a level approximating the Company's internal budget which was prepared prior to the fire. Additionally, because the facility was adequately insured and much of the damaged equipment already fully depreciated, the Company recognized an involuntary gain on the conversion of assets during the fourth quarter of 1996.


PHILADELPHIA FACILITY

The Company's Pennsylvania facility which is located north of Philadelphia in the town of Conshohocken was purchased by WRI in 1995. This facility has remained unprofitable during the past two years because the TDF markets which the Company foresaw failed to materialize. This facility is the only permitted tire recycling plant in Pennsylvania and was awarded in excess of $1 million in tire pile abatement projects in 1995. In April of 1998, the Company concluded an agreement to sell TDF to International Paper's facility located in Lockhaven, Pennsylvania at a level which it is hoped will bring this facility closer to profitability in 1998.


A recap of the Company's operating results before income taxes follows:



                                                        1997            1996          1995
                                                    -----------      ---------     ---------
Operating income (loss)                             $(1,638,958)     $ 399,752     $(527,055)

Interest expense (net)                                 (823,443)      (375,093)     (457,202)

Gains on sales of equipment and other income            489,343        311,576       380,066

Gain (loss) on involuntary conversion of assets         164,918        624,219             -

Equity in loss from Partnership operations                    -       (668,504)     (322,630)
                                                    -----------      ---------     ---------
Income (loss) before income taxes                   $(1,808,140)     $ 291,950     $(926,821)
                                                    -----------      ---------     ---------
                                                    -----------      ---------     ---------

1997 VS. 1996 VS. 1995

The table below summarizes the activity of the Company as well as the basic revenue categories for the last three years:


                                                        1997           1996           1995
                                                     -----------    -----------    -----------
TDF Tons Sold                                            168,263        102,929         72,961

Passenger Tire Equivalents Received (Tons)               318,659        162,926        132,793

TDF Sales                                            $ 4,007,545    $ 1,589,405    $ 1,080,172

Wire Sales                                           $   801,283    $   397,701              -

Disposal and Hauling Fees                            $24,499,916    $14,687,426    $13,059,751

The Company's total revenues of $29,308,744 for 1997 were 76% higher than the $16,674,532 received in 1996, and 107% higher than the $14,139,923 received in 1995. This increase is the result of a 152% and 271% increase in TDF sales, and a 67% and 88% increase in disposal fees, hauling, and other revenue over 1996 and 1995, respectively, as well as sales of wire product for the first time in 1996 generated from the newly installed wire systems. Tons of TDF sold were improved in 1997 for an increase of 63% over 1996 and 131% over 1995. These increases are primarily due to the December 1996 acquisitions of WR-Illinois and U.S. Tire, which accounted for 44% of total revenues for the year ending December 31, 1997. Tire flow increased for the year ending 1997 showing an increase of 96% and 140% compared to the same periods ending 1996 and 1995, primarily as a result of the acquisitions, with WR-Illinois and U.S. Tire accounting for 51% of total 1997 tire flow.

TDF sales were down at the Portland plant for the year ending 1997 compared to 1996, while disposal fees decreased due to a decrease in related tire flow.
TDF sales and disposal fees decreased at the Atlanta plant due to the rebuilding efforts, which were completed in late May 1997, as a result of the November 1996 fire. The Houston plant showed improvement in TDF and wire sales as the market for these products strengthened in that region. Margins in Houston improved because of lower freight costs, and higher delivered prices which are attributable to the increasing demand for TDF in the south central states. Domino showed improvement for the year ending 1997 compared to 1996 and 1995 in part as a result of a cleanup project for the Commonwealth of Pennsylvania. TDF sales for Domino, however, were flat for 1997 compared to 1996. WR-Illinois showed improved TDF sales with the Marseilles plant producing and selling TDF beginning January 1997, while the Dupo plant's TDF sales were flat for the year ending 1997 compared to 1996. Tire flow for WR-Illinois improved 53% for the year ending December 1997 compared to the same period in 1996.

The table below compares cost elements as a percentage of revenues (Revs.) over the last three years:

                                                    % of                     % of                    % of
                                       1997         Revs.       1996         Revs.        1995       Revs.
                                    -----------     -----    -----------     -----    ----------     -----
Total Variable
     Operating Expenses             $22,449,857       76%    $11,908,912       71%    $11,143,176     79%
Depreciation                          2,820,580       10%      1,194,450        7%        955,708      7%
                                    -----------       ---    -----------       ---    -----------     ---
Total Operating Expenses            $25,270,437       86%    $13,103,362       78%    $12,098,884     86%
                                    -----------       ---    -----------       ---    -----------     ---
                                    -----------       ---    -----------       ---    -----------     ---

Operating expense for the year ended December 31, 1997 increased compared to the same periods ending in 1996 and 1995 due to the acquisitions of WR-Illinois and U.S. Tire in December 1996. Operating expense as a percent of revenues increased to 76% for the year ending December 31, 1997 from 71% for the same period ending in 1996. This increase is primarily the result of a decreased tire flow in Portland, and increased operating costs at the Houston plant due to further expansion and tire collection efforts in Texas. Operating expense as a percent of revenues for WR-Illinois and Domino improved from 87% to 78% for 1996 and 1997, respectively, due to an increased tire flow for all three plants, and improved TDF sales at the Marseilles plant. Operating expense as a percent of revenues for the year ending 1996 compared to the same period in 1995 improved primarily as a result of the wire systems installed in 1996. Prior to installation of the wire systems, the Company incurred costs to dispose of the wire waste residue. The wire product is now sold in the scrap steel market.

Depreciation expense increased significantly to $2,820,580 for the year ending December 31, 1997 compared to $1,194,450 and $955,708 for the same periods ending in 1996 and 1995, respectively. The increase in 1996 over 1995 was primarily due to the installation of the wire systems installed in the Atlanta, Baytown, and Portland plants. The increase in 1997 is due primarily to the acquisition of U.S. Tire, and the inclusion of WR-Illinois in the Consolidated Financial Statements of the Company which resulted from the acquisition of the 55% of WR-Illinois not owned by the Company prior to December 1996. In 1995, WRI owned 45% of WR-Illinois, and in accordance with generally accepted accounting principals, reported the results of operations of these two Illinois facilities as a one-line item entitled "Equity in loss from partnership operations" as required by the equity method of accounting for subsidiaries. With the completion of the acquisition of the 55% majority interest in December 1996, the Company used the consolidation method of accounting for subsidiaries to consolidate the operations of these facilities thereby including components of income and expense in its operating statements. Depreciation expense as a percent of revenues was 10% for the year ending December 31, 1997, compared with 7% for the years 1996 and 1995, which resulted primarily from the consolidation of WR-Illinois cited above and the inclusion of U.S. Tire.



                                 [End of Page]

General and administrative expenses increased to $5,677,265 for 1997, compared with $3,171,418 for 1996, and $2,568,094 in 1995. These increases are attributable primarily to the consolidation of WR-Illinois, the acquisition of U.S. Tire, as well as increased staffing at the plant and corporate levels, higher salaries and health insurance costs, and other administrative costs from the overall increase in corporate activities as a result of the Company's expansion. As a percent of revenues, general and administrative costs were unchanged at 19% for 1997 and 1996, and were up compared to 18% for 1995. The increases are primarily due to the acquisitions of WR-Illinois and U.S. Tire in December 1996. Interest expense increased to $940,136 for 1997 from $447,176 for 1996. The increase is primarily attributable to the consolidation of WR-Illinois. Interest expense decreased in 1996 compared to 1995 due to the conversion of the subordinated convertible debentures on July 1, 1996, as well as the capitalization of interest in connection with the construction and installation of the wire systems in the Atlanta, Houston, and Portland plants in 1996. Interest expense as a percent of revenues was unchanged at 3% for 1997 and 1996.



                                             % of                     % of                    % of
                                1997         Revs.       1996         Revs.        1995       Revs.
                             -----------     -----    -----------     -----    ----------     -----
General and
   Administrative             $5,677,265      19%      $3,171,418       19%     $2,568,094      18%
Interest Expense                 940,136       3%         447,176        3%        517,986       4%
Interest Income                 (116,693)      -          (72,083)       -         (60,784)      -
                              ----------      --       ----------       --      ----------      --
                              $6,500,708      22%      $3,546,511       22%     $3,025,296      22%
                              ----------      --       ----------       --      ----------      --
                              ----------      --       ----------       --      ----------      --


                                 [End of Page]

LIQUIDITY AND CAPITAL RESOURCES

Despite the significant increases in operating levels in 1997 over 1996, the deterioration in the Company's profitability has had a significant adverse affect on the Company's liquidity, and on measures of financial leverage. As a consequence of these poor operating results in 1997, management has focused its attention on cost reduction and the deferral of capital expenditures and improvement in operating efficiencies until such time as the Company is able to restore its liquidity through obtaining additional capital and improvement in its operations.

In order to meet liquidity needs, in 1997, various directors of the Company advanced $300,000 in the form of convertible debt. An additional $385,000 was advanced during the first quarter of 1998. Additionally, the Company's lead financial institution, Chase Bank of Texas, modified its existing indebtedness by increasing the overall amount by $350,000, and deferring principal amortization by an aggregate of $154,000 in 1998. Despite these events, the Company ended the year in a deficit cash position which is recorded as an account payable reflecting a bank overdraft. While the funds contributed in 1998, along with the increased bank debt, have eliminated the overdraft problem, the Company believes that it will need the proceeds from additional equity and long-term debt to meet the levels of liquidity that are necessary for future operations.

On March 20, 1997, the Domino debt was modified to change the due date of the second installment of $225,000 to May 21, 1997. The third installment of $275,000 was to remain due on March 21, 1998.

As a result of the poor operating results in 1997 and the related adverse effect on the Company's liquidity, the Company defaulted on certain of its debt.

On January 15, 1998, the Company was in default on the convertible subordinated notes as a result of the nonpayment of interest. These notes were given as consideration for the acquisition of U.S. Tire and are accounted for as a contingent obligation (see note 14 of the financial statements beginning on page F-1 of this Form 10-K.) The note agreement provides that, in the event of a default, the noteholders may convert the notes to common stock at a reduced price of $1.00 per share or foreclose on the common stock of New U.S. Tire Recycling Corp., a wholly-owned subsidiary of the Company which owns 84% of U.S. Tire.

On January 27, 1998, the Company announced a default by its wholly-owned subsidiary, WR-Illinois with respect to debt service payments due February 1, 1998 in connection with the loan agreements relating to outstanding bonds issued by the Southwestern Illinois Development Authority and the Upper Illinois River Valley Development Authority. The bonds are secured by the assets of WR-Illinois, restricted trust funds, and a corporate guaranty by the Company. As a result of the default, the indenture trustee has made demand for payment, and, although notice of acceleration has not been given, the bondholders have the right to accelerate maturity.

Management is attempting to resolve each of these matters, as well as the overall liquidity problems of the Company, through efforts to restructure debt, obtain additional capital, limit capital expenditures, and improve operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item begin at page F-1 hereof.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     -None-



                                 [End of Page]

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required in response to this item is incorporated herein by reference to the Company's Proxy Statement to be filed under Regulation 14A within 120 days after December 31, 1997.


ITEM 11.  EXECUTIVE COMPENSATION

The information required in response to this item is incorporated herein by reference to the Company's Proxy Statement to be filed under Regulation 14A within 120 days after December 31, 1997.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required in response to this item is incorporated herein by reference to the Company's Proxy Statement to be filed under Regulation 14A within 120 days after December 31, 1997.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in response to this item is incorporated herein by reference to the Company's Proxy Statement to be filed under Regulation 14A within 120 days after December 31, 1997.



                                 [End of Page]

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

               (a)  1.   Financial statements are listed in the "Index to
               Consolidated Financial Statements for Waste Recovery, Inc." on page 35 of this Form 10-K.

               (a)  2.   Exhibits are listed on page E-1 through E-4 of this
               Form 10-K.

               Exhibit
               Number                             Exhibit
               -------                            -------

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


               4.1              Form of Common Stock Certificate of Registrant,
                                incorporated herein by reference to the Company's Form S-
                                1, as amended, filed July 15, 1986.

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

               10.19            1992 Stock Plan for Non-Employee Directors, incorporated
                                herein by reference to Exhibit 4.8 of the Company's Form S-
                                8 filed May 8, 1992.

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

               Exhibit
               Number                             Exhibit
               -------                            -------

               10.31            Promissory Note dated February 29, 1996, executed by the
                                Registrant as maker payable to Texas Commerce Bank
                                National Association in principal amount of $1,119,309.01, incorporated herein by reference to Exhibit 10.31 to the
                                Company's Form 10-K filed April 15, 1997.

               10.32            Note Purchase Agreement dated February 29, 1996, between
                                The Goodyear Tire and Rubber Company and Texas Commerce
                                Bank National Association, incorporated herein by
                                reference to Exhibit 10.32 to the Company's Form 10-K
                                filed April 15, 1997.

               10.33            Form of Convertible Subordinated Debenture Conversion
                                Agreements effective July 1, 1996, incorporated herein by
                                reference to Exhibit 10.33 to the Company's Form 10-K
                                filed April 15, 1997.

               10.34            Form of Warrant to Purchase Common Stock of Waste
                                Recovery, Inc. as of July 1, 1996, as Exhibit "A" to the
                                Convertible Subordinated Debenture Conversion Agreements
                                included herein in Exhibit 10.47, incorporated herein by
                                reference to Exhibit 10.34 to the Company's Form 10-K
                                filed April 15, 1997.

               10.35            Dodge Common Stock and Warrant Purchase Agreement dated
                                December 24, 1996 between Waste Recovery, Inc. and Michael
                                C. Dodge, incorporated herein by reference to Exhibit
                                10.35 to the Company's Form 10-K filed April 15, 1997.

               10.36            Common Stock and Warrant Purchase Agreement dated December
                                26, 1996 by and among Waste Recovery, Inc. and Bette
                                Nagelberg, Ronald I. Heller, Rachel Heller, Ronald I.
                                Heller as custodian for Evan Heller, Delaware Charter
                                Guaranty & Trust Co. FBO, and R. Anthony Cioffari,
                                incorporated herein by reference to Exhibit 10.36 to the
                                Company's Form 10-K filed April 15, 1997.

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

               10.39            Deed of Trust and Security Agreement between New U.S. Tire
                                Recycling Corp. (a wholly-owned subsidiary of the
                                Registrant) as Grantor, and the former partners and
                                shareholders of U.S. Tire Recycling Partners, L.P. as
                                Beneficiary, incorporated herein by reference to Exhibit
                                10.39 to the Company's Form 10-K filed April 15, 1997.

               Exhibit
               Number                             Exhibit
               -------                            -------

               10.40            Letter Agreement between Waste Recovery, Inc. and Cameron
                                & Associates relating to the retention of Cameron &
                                Associates as financial advisor in connection with the
                                acquisition of U.S. Tire, incorporated herein by reference to Exhibit 10.40 to the Company's Form 10-K filed April
                                15, 1997.

               10.41            Nonqualified Stock Option Agreement dated February 12,
                                1997, granted by the Registrant to Martin B. Bernstein for
                                1 million shares.(1)

               10.42            Consulting Agreement dated December 31, 1997 between
                                Registrant and Thomas L. Earnshaw, as consultant.(1)

               10.43            Promissory Note dated March 17, 1998, executed by
                                Registrant as maker payable to Chase Bank of Texas,
                                National Association in principal amount of $350,000.(1)

               11.1             Statement regarding computation of per share earnings -
                                See page F-5 of this Form 10-K which is incorporated
                                herein by reference.


               21.1             Subsidiaries of the Registrant, incorporated herein by
                                reference to Exhibit 21.1 to the Company's Form 10-K filed
                                April 15, 1997.


               23               Consent of Independent Accountants.(1)

               23.1             Consent of Independent Accountants.(1)

               23.2             Consent of Independent Accountants.(1)


               27.1             Financial Data Schedule.(1)


               99.1             The Company's Proxy Statement for its 1998 Annual Meeting
                                of Shareholders, incorporated herein by reference pursuant to Rule 12b-32 of the Securities Exchange Act of 1934.
                                Definitive copies of such Proxy Statement to be filed
                                under Regulation 14A within 120 days after December 31,
                                1997.

               --------------------

               (1) Filed herewith

               (b) (i) On December 24, 1996, the Company filed a current report on Form 8-K dated December 9, 1996, as amended by current report on Form 8-K/A filed February 24, 1997 and current report on Form 8-K/A filed February 28, 1997, and as further amended by current report on Form 8-K/A filed August 27, 1997, pursuant to
               Item 2 thereof, reporting the acquisitions of U.S. Tire Recycling Partners, L.P. and Waste Recovery-Illinois, general partnership.

                    (ii) On December 19, 1997, the Company filed a current
               report on Form 8-K dated December 16, 1997 pursuant to item 4 thereof, reporting the dismissal of Price Waterhouse LLP as its independent certified public accounts, and the engagement of Grant Thornton LLP to act as the Company's new independent certified public accountant.

                    (iii) On January 27, 1998, the Company filed a current report on Form 8-K dated January 27, 1998 pursuant to item 5 thereof, reporting the default by one of the Company's subsidiaries, Waste Recovery-Illinois, General Partnership, with respect to certain of such subsidiary's debt service obligations on two industrial revenue bond issues.



                                 [End of Page]

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on April 15, 1998, by the following duly authorized person on behalf of the Company.


                             WASTE RECOVERY, INC.
                                 (Registrant)

Date:     April 15, 1998           By:       /s/ DAVID G. GREENSTEIN
                                       --------------------------------------
                                               David G. Greenstein
                                       President and Chief Executive Officer


                               POWER OF ATTORNEY

KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David G. Greenstein and Donald R. Phillips, and each of them, such individual's true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such individual and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K under the Securities Exchange Act of 1934, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements to the Securities Exchange Act of 1934, this report has been signed below on March 31, 1998, by the following persons on behalf of the Registrant in the capacities indicated.


     /s/ DAVID G. GREENSTEIN                     /s/ CRANDALL S. CONNORS
     -----------------------------------       --------------------------------
By:  David G. Greenstein                    By:  Crandall S. Connors, Director
     President and Chief Executive
     Officer (Principal Executive Officer,       /s/ MICHAEL C. DODGE
     and Principal Financial and                -------------------------------
     Accounting Officer), and Director      By:  Michael C. Dodge, Director

                                                 /s/ THOMAS L. EARNSHAW
                                                -------------------------------
     /s/ STEPHEN P. ADIK                    By:  Thomas L. Earnshaw, Director
     -----------------------------------
By:  Stephen P. Adik, Director
                                                 /s/ JOHN C. KERR
                                                -------------------------------
     /s/ JAY I. ANDERSON                    By:  John C. Kerr, Director
     -----------------------------------
By:  Jay I. Anderson, Director
                                                 /s/ STEVEN E. MACINTYRE
                                                -------------------------------
     /s/ MARTIN B. BERNSTEIN                By:  Steven E. MacIntyre, Director
     ------------------------------------
By:  Martin B. Bernstein, Director
                                                 /s/ ROBERT L. THELEN
                                                -------------------------------
                                            By:  Robert L. Thelen, Director

                                                                         Page
                                                                         ----
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS FOR WASTE RECOVERY, INC.

Reports of Independent Accountants                                        F-1

Financial Statements:
  Consolidated Balance Sheets at December 31, 1997 and 1996               F-4

  Consolidated Statements of Operations for the years ended
     December 31, 1997, 1996 and 1995                                     F-6

  Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 1997, 1996 and 1995                                     F-7

  Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1996 and 1995                                     F-8

  Notes to Consolidated Financial Statements                              F-9

  Schedule II.  Valuation and Qualifying Accounts                         S-2





All other schedules are omitted because they are not required, not applicable, or the required information is presented in the accompanying financial statements.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Waste Recovery, Inc.


We have audited the accompanying consolidated balance sheet of Waste Recovery, Inc. and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Waste Recovery, Inc. and Subsidiaries as of December 31, 1997, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company incurred a net loss of $2,325,344 in 1997, is in default on $8,790,000 principal amount of debt obligations which are subject to acceleration of maturity by the lenders, and had a working capital deficit of $9,551,085 at December 31, 1997. The Company does not have the financial resources to pay the aforementioned debt obligations. As further discussed in note 2, the Company is in default on convertible subordinated notes in the amount of $1,850,000. These notes were given as consideration for the acquisition of U.S. Tire Recycling Partners, L.P. and are accounted for as a contingent obligation. The note agreement provides that, in the event of a default, the note holders may convert the notes to common stock at a reduced price of $1.00 per share or foreclose on the common stock of New U.S. Tire Recycling Corporation (U.S. Tire). A substantial portion of the Company's revenues and cash flows for 1997 were generated by U.S. Tire. Because of uncertainties with respect to the ultimate resolution of the aforementioned liquidity matters and the Company's continued ownership of U.S. Tire, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



GRANT THORNTON LLP

Dallas, Texas
March 16, 1998, except for Note 28,
as to which the date is March 31, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Tire Recycling Partners, L.P. as at December 31, 1996, and the results of its operations and its cash flows for the month then ended.

COHEN & ROSEN, P.C.

New York, New York
January 24, 1997

                             WASTE RECOVERY, INC.
                          CONSOLIDATED BALANCE SHEETS

                          December 31, 1997 and 1996

                                    ASSETS


                                                                         1997                1996
                                                                  --------------       -------------
Current Assets:
 Cash and cash equivalents                                        $            -       $   1,892,427
 Accounts receivable, less allowance for doubtful accounts
  of $128,602 and $51,017, respectively (notes 13 and 24)              3,047,265           2,736,388
 Other receivables (notes 4 and 21)                                       82,180           1,061,958
 Inventories (notes 5 and 13)                                            186,563             602,769
 Other current assets (note 6)                                           933,760             992,672
 Restricted cash and cash equivalents (notes 9, 11, and 13)            2,145,362                   -
                                                                  --------------       -------------
   Total current assets                                                6,395,130           7,286,214
                                                                  --------------       -------------
Property, plant and equipment (notes 7, 8, 11, 13 and 18)             26,451,740          24,226,392
 Less accumulated depreciation                                      (10,429,868)         (7,923,939)
                                                                  --------------       -------------
   Net property, plant and equipment                                  16,021,872          16,302,453
                                                                  --------------       -------------
Restricted cash and cash equivalents (notes 9, 11 and 13)                171,898           1,914,795
Bond and debt issuance costs, less accumulated amortization of
 $197,580 and $181,275, respectively                                     130,754             147,059
Deferred income taxes (note 20)                                                -             447,543
Goodwill, less accumulated amortization of $238,025 and
 $102,787, respectively                                                1,833,888           1,895,678
Other assets                                                             441,866             398,058
                                                                  --------------       -------------
                                                                  $   24,995,408         $28,391,800
                                                                  --------------       -------------
                                                                  --------------       -------------

See accompanying notes to consolidated financial statements.

                             WASTE RECOVERY, INC.
                          CONSOLIDATED BALANCE SHEETS

                          December 31, 1997 and 1996
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        1997                   1996
                                                                  --------------         -------------
Current Liabilities:
 Current installments and accelerated maturities of bonds
   payable (notes 11 and 28)                                        $  7,567,795            $  883,024
 Notes payable (note 12)                                                 713,861               632,003
 Current installments of long-term debt (note 13)                      2,373,858               998,719
 Current installments of capital lease obligations (note 8)               83,328               111,982
 Accounts payable                                                      3,168,128             3,269,300
 Other accrued liabilities                                             1,652,425             1,105,193
 Deferred revenue                                                              -                16,071
 Deferred grant revenue (notes 10 and 15)                                386,820               296,940
                                                                  --------------         -------------
   Total current liabilities                                          15,946,215             7,313,232
                                                                  --------------         -------------
Bonds payable, noncurrent (notes 11 and 28)                                    -             7,567,795
Long-term debt, excluding current installments (note 13)               2,495,195             4,069,498
Notes payable (note 12)                                                  170,684               312,085
Obligations under capital leases, excluding current
 installments (note 8)                                                    22,708               104,017
Deferred grant revenue, noncurrent (notes 10 and 15)                     219,350               696,050
                                                                  --------------         -------------
   Total liabilities                                                  18,854,152            20,062,677
                                                                  --------------         -------------
Stockholders' Equity (notes 14, 16, 17, 18 and 19):
 Cumulative preferred stock, $1.00 par value, 250,000 shares authorized, 203,580 issued and outstanding in 1997 and 1996
  (liquidating preference $15.31 per share, aggregating
  $3,117,031, and $14.61 per share, aggregating $2,974,525, in
  1997 and 1996, respectively)                                           203,580               203,580
 Preferred stock, $1.00 par value, authorized and unissued
  9,750,000 shares in 1997 and 1996                                            -                     -
 Common stock, no par value, authorized 30,000,000 shares,
  17,494,323 and 17,322,121 shares issued and outstanding
  in 1997 and 1996, respectively                                         407,800               407,800
 Additional paid-in capital                                           18,604,904            18,467,427
 Accumulated deficit                                                 (13,001,148)          (10,675,804)
                                                                  --------------         -------------
                                                                       6,215,136             8,403,003
 Treasury stock, at cost, 103,760 common shares                          (73,880)              (73,880)
                                                                  --------------         -------------
   Total stockholders' equity                                          6,141,256             8,329,123
                                                                  --------------         -------------
Commitments and contingencies (notes 2, 3, 8, 10, 14, 23, 26,
 and 28)                                                                       -                     -
                                                                     $24,995,408           $28,391,800
                                                                  --------------         -------------
                                                                  --------------         -------------

See accompanying notes to consolidated financial statements.

                             WASTE RECOVERY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 Years Ended December 31, 1997, 1996 and 1995


                                                         1997           1996           1995
                                                    ------------    -----------   -------------
Revenues (note 24):
 Tire-derived fuel sales                            $  4,007,545   $  1,589,405   $  1,080,172
 Wire sales                                              801,283        397,701              -
 Disposal fees, hauling and other revenue             24,499,916     14,687,426     13,059,751
                                                    ------------    ------------  -------------
   Total revenues                                     29,308,744     16,674,532     14,139,923

Operating expenses                                    22,449,857     11,908,912     11,143,176
General and administrative expenses                    5,677,265      3,171,418      2,568,094
Depreciation and amortization                          2,820,580      1,194,450        955,708
                                                    ------------    ------------  -------------
   Operating profit (loss)                            (1,638,958)       399,752       (527,055)
                                                    ------------    ------------  -------------
Other income (expense):
 Interest income                                         116,693         72,083         60,784
 Interest expense                                       (940,136)      (447,176)      (517,986)
 Other income                                            470,833        302,306        355,360
 Gains on sales of property and equipment                 18,510          9,270         24,706
 Gain on involuntary conversion of assets (note 21)      164,918        624,219              -
 Equity in loss from partnership operations (note 10)          -       (668,504)      (322,630)
                                                    ------------    ------------  -------------
                                                        (169,182)      (107,802)      (399,766)

Income (loss) before income taxes                     (1,808,140)       291,950       (926,821)
Income tax expense (note 20)                            (517,204)        (8,850)             -
                                                    ------------    ------------  -------------
   Net income (loss)                                  (2,325,344)       283,100       (926,821)

Undeclared cumulative preferred stock dividends          142,506        142,896        142,506
                                                    ------------    ------------  -------------
   Net income (loss) allocable to common
    stockholders                                     $(2,467,850)     $ 140,204   $(1,069,327)
                                                    ------------    ------------  -------------
   Net income (loss) per share                       $      (.14)     $     .01   $       (.12)
                                                    ------------    ------------  -------------
Weighted average number of common shares
 outstanding                                          17,334,892     11,549,750      9,132,359
                                                    ------------    -----------   -------------
                                                    ------------    -----------   -------------


See accompanying notes to consolidated financial statements.

                          WASTE RECOVERY, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                               Cumulative
                                                           Preferred Stock                Common Stock
                                                       ------------------------     --------------------------
                                                         Shares       Par Value       Shares       Par Value
                                                       ----------   ------------    -----------   -------------
Balances at December 31, 1994                             203,580     $  203,580      7,137,143     $  407,800
Stock issued to Directors                                       -              -         27,366              -
Options exercised under stock
   option plan                                                  -              -         44,800              -
Conversion of subordinated
   debentures                                                   -              -        382,004              -
Rights offering to common
   shareholders                                                 -              -      3,238,857              -
Net loss                                                        -              -              -              -
                                                       ----------   ------------    -----------   -------------
Balances at December 31, 1995                             203,580     $  203,580     10,830,170     $  407,800
Stock issued to Directors                                       -              -         10,806              -
Options exercised under incentive
   stock option plan                                            -              -        178,000              -
Stock issued in connection with
   U.S. Tire acquisition                                        -              -      3,486,221              -
Stock issued in connection with
   WR-Illinois acquisition                                      -              -      1,100,000              -
Conversion of subordinated
   debentures                                                   -              -        666,924              -
Warrants issued to subordinated
   debenture holders upon conversion                            -              -              -              -
Sale of common stock and warrants                               -              -      1,050,000              -
Net income                                                      -              -              -              -
                                                       ----------   ------------    -----------   -------------
Balances at December 31, 1996                             203,580     $  203,580     17,322,121     $  407,800
Options exercised                                               -              -        122,000              -
Stock issued in connection with
   U.S. Tire acquisition                                        -              -         50,202              -
Net loss                                                        -              -              -              -
                                                       ----------   ------------    -----------   -------------
Balances at December 31, 1997                             203,580     $  203,580     17,494,323     $  407,800
                                                       ----------   ------------    -----------   -------------
                                                       ----------   ------------    -----------   -------------

                                                         Additional
                                                          Paid-In     Accumulated      Treasury     Stockholders'
                                                          Capital       Deficit         Stock          Equity
                                                       -------------  -------------  -------------  --------------
Balances at December 31, 1994                          $  10,753,402  $(10,032,083)    $  (73,880)   $  1,258,819
Stock issued to Directors                                     15,900              -              -         15,900
Options exercised under stock
   option plan                                                11,648              -              -         11,648
Conversion of subordinated
   debentures                                                334,252              -              -        334,252
Rights offering to common
   shareholders                                            2,205,208              -              -      2,205,208
Net loss                                                           -      (926,821)              -       (926,821)
                                                       -------------  -------------  -------------  --------------
Balances at December 31, 1995                          $  13,320,410  $(10,958,904)    $  (73,880)   $  2,899,006
Stock issued to Directors                                     12,000              -              -         12,000
Options exercised under incentive
   stock option plan                                          71,477              -              -         71,477
Stock issued in connection with
   U.S. Tire acquisition                                   2,086,000              -              -      2,086,000
Stock issued in connection with
   WR-Illinois acquisition                                   869,000              -              -        869,000
Conversion of subordinated
   debentures                                                583,559              -              -        583,559
Warrants issued to subordinated
   debenture holders upon conversion                          10,000              -              -         10,000
Sale of common stock and warrants                          1,514,981              -              -      1,514,981
Net income                                                         -        283,100              -        283,100
                                                       -------------  -------------  -------------  --------------
Balances at December 31, 1996                          $  18,467,427  $(10,675,804)    $  (73,880)   $  8,329,123
Options exercised                                             64,030              -              -         64,030
Stock issued in connection with
   U.S. Tire acquisition                                      73,447              -              -         73,447
Net loss                                                           -    (2,325,344)              -     (2,325,344)
                                                       -------------  -------------  -------------  --------------
Balances at December 31, 1997                          $  18,604,904  $(13,001,148)    $  (73,880)   $  6,141,256
                                                       -------------  -------------  -------------  --------------
                                                       -------------  -------------  -------------  --------------

See accompanying notes to consolidated financial statements.

                            WASTE RECOVERY, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
              YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                         1997            1996           1995
                                                   -------------      ----------   ------------
Cash flows from operating activities:
 Net income (loss)                                 $   (2,325,344)     $ 283,100   $   (926,821)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
   Charge-off of other receivables                              -              -         28,582
   Depreciation and amortization                        2,685,343      1,132,827      1,515,759
   Gains on sales of property and equipment               (18,510)        (9,270)       (24,706)
   Amortization of goodwill                               135,237         61,623         41,164
   Deferred income taxes                                  447,543              -              -
   Interest imputed on discounted note payable              8,599         18,009         13,508
   Amortization of bond premium                           (78,024)             -              -
   Equity in loss from partnership operations                   -        668,504        322,630
   Stock issued to Directors                                    -         12,000         12,000
   Warrants issued to debenture holders                         -         10,000              -
 Changes in assets and liabilities:
   Accounts receivable                                   (310,877)        95,492        143,420
   Note and other receivables                             979,778     (1,049,211)             -
   Inventories                                            416,206        (24,083)      (583,898)
   Other current assets                                    58,912       (415,306)        28,004
   Other assets                                         (105,398)        (11,333)        75,157
   Accounts payable                                        76,328        846,740       (387,772)
   Payable to/receivable from affiliate                         -     (1,058,266)       (25,846)
   Accrued liabilities                                    569,034         86,371        (45,920)
   Bond interest payable                                  (21,802)        43,956              -
   Deferred grant revenue                                (386,820)       (32,235)             -
   Deferred revenue                                       (16,071)      (115,409)       289,814
   Other                                                  (30,414)       (19,604)        12,546
                                                   --------------      ----------   ------------
    Net cash provided by operating activities           2,083,720        523,905        487,621
                                                   --------------      ----------   ------------
Cash flows from investing activities:
 Proceeds received on note and other receivables                -              -        490,320
 Proceeds from sales of property, plant and
  equipment                                                18,510          7,813         78,000
 Purchases of property, plant and equipment            (2,296,453)    (1,625,475)    (1,681,169)
 Net cash received in connection with the purchase
  of WR-Illinois                                                -         64,744              -
 Net cash received in connection with the purchase
  of U.S. Tire                                                  -        315,744              -
 Cash placed in restricted accounts                    (1,952,578)       (52,084)      (530,200)
 Cash payments out of restricted accounts               1,550,113        516,931         38,686
 Purchase of Domino Salvage, Tire Division, Inc.,
  net of cash received of $16,165                               -              -       (170,019)
                                                   --------------      ----------   ------------
    Net cash used by investing activities              (2,680,408)      (772,327)    (1,774,382)
                                                   --------------      ----------   ------------
Cash flows from financing activities:
 Payment of bonds payable                               (805,000)              -              -
 Proceeds from issuance of notes payable                1,079,525        298,405         64,764
 Payment of notes payable                              (1,325,167)      (150,382)      (206,734)
 Proceeds from issuance of convertible
  subordinated debentures                                       -         85,000              -
 Payment upon maturity of convertible
  subordinated debentures                                       -        (85,000)             -
 Proceeds from issuance of long-term debt                 553,290              -         88,230
 Repayment of long-term debt                             (752,454)      (222,669)      (297,013)
 Repayment of capital lease obligations                  (109,963)       (97,525)      (117,798)
 Proceeds from issuance of common stock and
  warrants                                                 64,030      1,586,458      2,220,756
                                                   --------------      ----------   ------------
  Net cash provided (used) by financing activities     (1,295,739)     1,414,287      1,752,205
                                                   --------------      ----------   ------------
Net increase (decrease) in cash and cash equivalents   (1,892,427)     1,165,865        465,444
Cash and cash equivalents at beginning of year          1,892,427        726,562        261,118
                                                   -------------      ----------   ------------
Cash and cash equivalents at end of year                     $  -   $  1,892,427     $  726,562
                                                   -------------      ----------   ------------
                                                   -------------      ----------   ------------

See accompanying notes to consolidated financial statements.

                                WASTE RECOVERY, INC.

                     Notes to Consolidated Financial Statements

                                 December 31, 1997

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

               The Company is incorporated in the State of Texas and has its headquarters in Dallas, Texas. The operating plants are located in or near Portland, Oregon, Houston, Texas, Atlanta, Georgia, Philadelphia, Pennsylvania, Dupo, Illinois, Marseilles, Illinois and Concord, North Carolina.

               The Company entered into an agreement as of November 29, 1993, to form a joint venture in a partnership, Waste Recovery - Illinois, an Illinois general partnership (Illinois partnership), in which it owned a 45% interest. Riverside Caloric Company (RCC), an Indiana corporation, owned 55% of the Illinois partnership. In December 1996, the Company acquired RCC's 55% ownership interest in WR-Illinois (see note 3).

               In December 1996, the Company acquired U.S. Tire Recycling Partners, L.P., a scrap tire collector which recycles tires and operates a scrap tire monofill (see note 3).

               On March 21, 1995, the Company acquired 100% of the outstanding stock of Domino Salvage, Tire Division, Inc. (Domino), a scrap tire recycling company located in Conshohocken, Pennsylvania, a suburb of Philadelphia (see note 3).

          (b) Principles of Consolidation. For 1997 and 1996, the consolidated financial statements include the financial statements of Waste Recovery-Illinois, General Partnership (WR-Illinois), a wholly-owned subsidiary of the Company and its affiliates which was purchased in December 1996 (see note 3), and the financial statements of U.S. Tire Recycling Partners, L.P.
               (U.S. Tire), a wholly-owned subsidiary of the Company and its affiliates which was purchased in December 1996 (see note 3).
               The 1996 consolidated financial statements include the operations of WR-Illinois and U.S. Tire for the period
               December 1, 1996 through December 31, 1996.

               For all years, the consolidated financial statements include the financial statements of Domino Salvage, Tire Division, Inc., a wholly-owned subsidiary of the Company, which was purchased on March 21, 1995 (see note 3). The 1995 consolidated financial statements include the operations of Domino for the period March 21, 1995 through December 31, 1995.

                                WASTE RECOVERY, INC.

                     Notes to Consolidated Financial Statements

               All significant intercompany balances and transactions have been eliminated in consolidation. The Company's investment in and equity in earnings of WR-Illinois were accounted for by the equity method until the December 1, 1996 acquisition date (see notes 3 and 10).

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

          (d) INVENTORIES. TDF and wire inventories are stated at the lower of cost or market. Cost is determined using a weighted average cost method. Work-in-process is valued at the lower of cost or estimated net realizable value.

          (e) OTHER CURRENT ASSETS. Parts inventories, which are included in other current assets, represent primarily the cost of the grinder knives and machinery parts used in the TDF manufacturing process. These inventories are stated at cost (first-in, first-out) and are depreciated over the useful lives of these parts, generally six to twelve months.

          (f) PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are stated at cost. Property, plant and equipment acquired in connection with the purchase of WR-Illinois and U.S. Tire were recorded at fair value. Property and equipment under capital leases are stated at the lower of the present value of minimum lease payments or fair value of the asset at the inception of the lease.

               Depreciation of property, plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets (generally three to ten years). Property, plant and equipment held under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

          (g) BOND ISSUANCE COSTS. Bond issuance costs are recorded at cost and amortized over the life of the associated debt using the effective interest method.

          (h) GOODWILL. The Company assesses the recoverability of goodwill by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted

                                WASTE RECOVERY, INC.

                     Notes to Consolidated Financial Statements

               future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on the estimated fair value of the operation. Goodwill associated with the purchase of Domino of $548,859 (see note 3) is being amortized on a straight-line basis over 10 years. Goodwill associated with the purchases of WR-Illinois of $947,712 (see note 3) and U.S. Tire of $575,341 (see note 3) is being amortized over 20 and 15 years, respectively.

          (i) OTHER ASSETS. Patents are recorded at cost and amortized over a 15-year period using the straight-line method. Site license and permits in connection with the U.S. Tire landfill operation were recorded at their fair value as of the acquisition date of U.S. Tire, and are being amortized using the straight-line method over their estimated useful lives of five years.

          (j) DEFERRED GRANT REVENUE. WR-Illinois has an agreement whereby it has received $1,000,000 in grants from the State of Illinois with the successful completion of certain pieces of equipment at the Illinois plants. As of December 31, 1995, WR-Illinois had received $800,000 from these grants; the remaining
               $200,000 was received in January 1996. The grant award is being amortized, beginning when the plants were placed in operation, through the term of the grants, which expire July
               31, 1999.

               In 1995, WR-Illinois also received $365,903 through a grant awarded to Illinois Power Company for the construction and installation of a metering unit at Illinois Power. At December 31, 1995, 20% of the total amount of the grant was retained pending satisfaction of certain operational requirements. WR-Illinois received payment for the retainage of approximately $91,000 in 1996. Ownership of the metering unit reverts to Illinois Power at the end of the contract.

          (k) INCOME TAXES. Deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. In addition, future tax benefits are recognized to the extent that realization of such benefits is more likely than not. A valuation allowance is provided for a portion or all of the deferred tax assets when there is sufficient uncertainty regarding the Company's ability to recognize the benefits of the assets in future years.

          (l) NET INCOME (LOSS) PER COMMON SHARE. In the fourth quarter of 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). In accordance with SFAS No. 128, the Company computes income (loss) per common share based on the weighted average number of common shares outstanding. Income

                                WASTE RECOVERY, INC.

                     Notes to Consolidated Financial Statements

               (loss) per common share - assuming dilution is computed based on the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares, consisting of stock options, warrants and shares issuable upon conversion of debt, had been issued; income is adjusted for interest on the convertible debt. Retroactive application, which is required by SFAS No. 128, did not result in restatement of 1995 or 1996 per share data. Per share data - assuming dilution has not been presented because the effect of potential common shares is insignificant.

               Net income or loss is adjusted by the effect of undeclared dividends on preferred stock of $142,506, $142,896, and $142,506 for the years ended December 31, 1997, 1996 and 1995, respectively. The effect was to: (1) increase the net loss per common share by $0.01 in 1997, (2) reduce the net income per common share by $0.01 in 1996, and (3) increase the net loss per common share by $0.02 in 1995.

          (m) STATEMENTS OF CASH FLOWS. The Company paid $915,150, $425,964, and $469,903 for interest in 1997, 1996 and 1995, respectively. The Company paid $8,850 in income taxes in 1997. No income taxes were paid during 1996 or 1995. See note 22 for further discussion of noncash transactions.

          (n) RECENT ACCOUNTING PRONOUNCEMENTS. In 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed of" and Statement No. 123, "Accounting for Stock-Based Compensation." Both statements were effective for 1996.

               Statement No. 121 requires the review of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss will be recognized if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset. The amount of the impairment loss will be measured as the difference between the carrying amount of the asset and its estimated fair value. Based on its most recent analysis, the Company believes no impairment existed at December 31, 1997.

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

                                WASTE RECOVERY, INC.

                     Notes to Consolidated Financial Statements

               must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. In 1996, the Company adopted this statement on a disclosure basis only.

               In February 1997, the FASB issued Statement No. 128, "Earnings Per Share." The Company adopted this statement in 1997 as required.

          (o) RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2.   GOING CONCERN MATTERS

               The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company had a net loss of $2,325,344 for 1997 and, as discussed in notes 11, 13 and 28, is in default under loan agreements relating to a $1,480,000 note payable and outstanding bonds in the amount of $7,310,000. The defaults give the lenders the right to accelerate maturity. Payment has been demanded by the Trustee for the bondholders. The entire unpaid balances of the notes and the bonds have been classified as current liabilities in the balance sheet at December 31, 1997. As a result, the Company has an excess of current liabilities over currents assets of $9,551,085 at December 31, 1997. The Company does not currently have the financial resources to pay these obligations. To resolve these matters, the Company is attempting to restructure the debt or obtain additional capital, or combination thereof.

               As discussed in note 28, the Company became in default on convertible subordinated notes in the amount of $1,850,000 as a result of nonpayment of interest due January 15, 1998.
               These notes were given as consideration for the acquisition of U.S. Tire and are accounted for as a contingent obligation (see note 14). The note agreement provides that, in the event of a default, the noteholders may convert the notes to common stock at a reduced price of $1.00 per share or foreclose on the common stock of New U.S. Tire Recycling Corp., a wholly-owned subsidiary of the Company which owns 84% of U.S. Tire. A substantial portion of the Company's revenues and cash flows for 1997 were generated by U.S. Tire.

               Because of the uncertainties with respect to the ultimate resolution of the aforementioned liquidity matters and the Company's continued ownership of U.S. Tire, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                WASTE RECOVERY, INC.

                     Notes to Consolidated Financial Statements

NOTE 3.   ACQUISITIONS

               In December 1996, WRI acquired from Riverside Caloric Company
               (RCC) its 55% interest in the Waste Recovery-Illinois general partnership, in which the Company owned the remaining 45% interest (see note 10).

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

               The acquisitions were accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. The results of operations of WR-Illinois, U.S. Tire, and Domino have been included in the Company's consolidated statements of operations from the date of acquisition.

               A summary of the assets acquired and liabilities assumed follows:

                                      WR-Illinois    U.S. Tire        Domino
                                     ------------   -----------      ----------
Current assets                       $    829,328   $    907,438     $  134,996
Property, plant and equipment           7,981,325      1,967,838        650,765
Other assets                            1,462,517        195,960              -
Debt and notes payable                (8,115,000)    (1,271,958)      (368,149)
Deferred grant revenue                (1,025,225)              -              -
Accounts payable and accrued
 liabilities                            (558,964)      (349,118)       (96,452)
                                     ------------   -----------      ----------
                                     $   573,981    $ 1,450,160      $  321,160
                                     ------------   -----------      ----------
                                     ------------   -----------      ----------

                                  [End of Page]

                                WASTE RECOVERY, INC.

                     Notes to Consolidated Financial Statements

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

                               For the year ended         For the year ended
                                December 31, 1996          December 31, 1995
                                   Unaudited                  Unaudited
                               ------------------         ------------------
Revenues                         $  24,583,814               $  20,042,222
                               ------------------         ------------------
                               ------------------         ------------------
Net loss                         $    (749,435)              $    (961,502)
                               ------------------         ------------------
                               ------------------         ------------------
Loss per share                   $       (0.06)              $       (0.11)
                               ------------------         ------------------
                               ------------------         ------------------

               The Company purchased RCC's interest in WR-Illinois in exchange for 1.1 million unregistered shares of Common Stock of the Company (see note 17).

               The Company purchased U.S. Tire in exchange for 3,242,997 unregistered shares of Common Stock (see note 17), contingent convertible subordinated notes in the amount of $1,850,000 (see note 14), and notes payable (see note 12) in the amount of $605,035. The debt is secured by the assets of U.S. Tire. Additionally, the Company issued 243,224 unregistered shares of Common Stock to a third party as compensation for services rendered as financial advisor to the Company in connection with the acquisition of U.S. Tire (see notes 17 and 19). In 1997, the Company gave additional consideration to the former owners of U.S. Tire in connection with the requirements of a contingency agreement with regard to the involuntary conversion of assets at the Atlanta plant (see note 21). The additional consideration consisted of 50,202 unregistered shares of Common Stock, and $27,857 in contingent convertible subordinated notes with the same terms and provisions as the original convertible subordinated notes issued for the acquisition of U.S. Tire (see notes 14 and 17).

               The Company purchased Domino for approximately $867,000, including legal costs, with an initial cash payment to the former shareholders of $100,000 and a note for $700,000. The Company is withholding an additional $50,000, payment of which is contingent upon resolution of certain events. The note was originally due as follows:

                             1996                     $  66,664
                             1997                       358,336
                             1998                       275,000
                                                      $ 700,000

               Effective March 21, 1996, this note was modified to commence monthly installment payments on September 21, 1996, in the amount of $16,666 per month for twelve consecutive months. Effective

                                WASTE RECOVERY, INC.

                     Notes to Consolidated Financial Statements

               March 20, 1997, this note was modified to change the due date of the second installment of $225,000 to May 21, 1997. The third installment of $275,000 is to remain due on March 21, 1998. This note bears interest at the rate of 1% over prime and the note is secured by the assets and the stock of Domino. The new terms of the modified agreement are reflected in the above remaining payments schedule. The acquisition also includes a five-year employment agreement with the former President and owner of Domino.

NOTE 4.   OTHER RECEIVABLES

               Included in other receivables at December 31, 1996 is a receivable for $985,000 from an insurance company for property damage and business interruption insurance related to the Atlanta fire (see note 21). The Company received the full amount of this receivable in the first and second quarters of 1997.

NOTE 5.   INVENTORIES

               Inventory components at December 31, 1997 and 1996 are as follows:

                                         1997           1996
                                     ----------     ----------
Manufactured fuel inventory          $  103,245     $  281,938
Manufactured wire inventory               8,478         27,761
Work in process                          74,840        293,070
                                     ----------     ----------
                                     $  186,563     $  602,769
                                     ----------     ----------
                                     ----------     ----------

NOTE 6.   OTHER CURRENT ASSETS

               Other current assets at December 31, 1997 and 1996 are as follows:

                                        1997            1996
                                     ----------     ----------
Prepaid insurance                    $  386,684     $  259,443
Parts inventory                         473,473        636,714
Other                                    73,603         96,515
                                     ----------     ----------
                                     $  933,760     $  992,672
                                     ----------     ----------
                                     ----------     ----------

NOTE 7.   PROPERTY, PLANT AND EQUIPMENT

               Property, plant and equipment at December 31, 1997 and 1996 are summarized as follows:

                                         1997            1996
                                     ------------   ------------
Land                                 $  2,491,076   $  2,389,580
Buildings                               1,472,270      1,472,270
Tire processing equipment              15,205,945     14,346,593
Hauling equipment                       2,233,121      1,435,781
Metering units                            836,606        817,785
Shop tools and yard equipment             245,063        209,177
Furniture and fixtures                    416,596        313,294
Leasehold improvements                  3,544,795      2,970,747
Construction in progress                    6,268        271,165
                                     ------------   ------------
                                      $26,451,740    $24,226,392
                                     ------------   ------------
                                     ------------   ------------

               Approximately $68,000 of capitalized interest is included in tire processing equipment in connection with the construction of the wire systems in 1996.

                                WASTE RECOVERY, INC.

                     Notes to Consolidated Financial Statements

NOTE 8.   LEASES

               The Company leases certain property and equipment under capital leases, and certain other property and equipment is leased under noncancelable operating leases. Property and equipment include the following amounts for capital leases at December 31, 1997 and 1996:

                                                   1997           1996
                                                ----------     ----------

Hauling equipment                               $  210,829     $  210,829
Tire processing equipment                          107,574        107,574
Furniture and fixtures                              57,533         57,533
                                                   375,936        375,936
Less accumulated depreciation                    (201,729)      (145,474)
                                                ----------     ----------
                                                $  174,207     $  230,462
                                                ----------     ----------
                                                ----------     ----------

               A summary of the minimum rental commitments under noncancelable operating leases and the present value of future minimum capital lease payments as of December 31, 1997 is as follows:

                                                   Capital     Operating
                                                   Leases        Leases
                                                 ---------     ----------
Year ending December 31:
1998                                             $  88,291     $  687,843
1999                                                19,908        491,333
2000                                                 8,499        233,740
2001                                                     -        124,751
2002                                                     -        103,487
Thereafter                                               -        144,000
                                                 ---------     ----------
                                                   116,698     $1,785,154
Less: amount representing interest                (10,662)     ----------
                                                 ---------     ----------
Present value of minimum lease payments          $ 106,036
                                                 ---------

               Total rent expense for operating leases for the years ended December 31, 1997, 1996 and 1995 was $1,686,455, $1,136,209, and
               $813,397, respectively.

                                 [End of Page]

                                WASTE RECOVERY, INC.

                     Notes to Consolidated Financial Statements

NOTE 9.   RESTRICTED CASH

               Under terms of various debt agreements (see notes 11 and 13), the Company is required to maintain cash balances which have certain withdrawal restrictions. Amounts on deposit at December 31, 1997 and 1996 consisted of certificates of deposit or money market accounts as follows:

                                                                             Release
                                                  1997            1996         Date
                                              ------------     ----------    --------
Atlanta plant financing debt reserve          $    390,000     $  390,000      2007
Illinois plant financing debt reserve
 (see note 11)                                   1,366,755      1,362,174      2004
Secured operating permits                          105,829         93,853         -
Repair and maintenance fund                        113,911         49,275      2007
Illinois financial assurance trust                  66,069         19,493         -
Security for Illinois debt (see note 11)           274,696              -         -
                                                 2,317,260      1,914,795
Less current portion                           (2,145,362)              -
Noncurrent restricted cash                    $    171,898     $1,914,795

               Under terms of the bond agreements (see note 11), WR-Illinois is required to maintain cash balances for the debt service reserve funds which have certain withdrawal restrictions. Interest earned on this restricted cash may only be used for payment of current debt service or sinking fund requirements on the bonds.

               Restricted cash and cash equivalents relating to the Atlanta plant debt and Illinois plant debt are classified as current assets at December 31, 1997 as a result of the current classification of the related debt (see notes 11, 13, and 28).

NOTE 10.  INVESTMENT IN WASTE RECOVERY - ILLINOIS

               Effective December 1, 1996, the Company acquired from Riverside Caloric Company (RCC) its 55% interest in the Waste Recovery-Illinois general partnership, in which the Company owned the remaining 45% interest (see note 3). Until the December 1, 1996 acquisition date, the Company's investment in WR-Illinois was accounted for under the equity method of accounting.

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

               Until the December 1, 1996 acquisition date, under the equity method of accounting, the Company recognized $668,504 and $322,630 as losses from partnership operations for the years ended December 31, 1996 and 1995, respectively.

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

NOTE 11.   BONDS PAYABLE

               To provide funding for the construction of the Dupo and Marseilles plants, WR-Illinois entered into two loan agreements:
               1) $4,845,000 with the Southwestern Illinois Development Authority (SWIDA) and 2) $4,030,000 with the Upper Illinois River Valley Development Authority (UIRVDA) (together, the Bonds), respectively. The Bonds were issued through the Solid Waste Disposal Revenue Bonds, Series 1994 (Waste Recovery -Illinois Project) dated September 1, 1994, under an Indenture of Trust. The proceeds to the Partnership were to fund a debt service reserve fund, to pay the costs of issuing the Bonds, to pay interest during construction, and to finance the cost of the construction of buildings and related improvements and the acquisition and installation of machinery, equipment and related property, all constituting industrial, commercial and solid waste disposal facilities located at Dupo and Marseilles, Illinois.

                                WASTE RECOVERY, INC.

                     Notes to Consolidated Financial Statements

      The Bonds bear interest at 6.5% per annum with interest payable February 1 and August 1 each year, beginning February 1, 1995. Principal payments are due annually on February 1 beginning in 1996 through 2004.

      The Bonds are collateralized by the property, plant and equipment of WR-Illinois, $1,641,451 in restricted cash (see note 9), and are guaranteed by Waste Recovery, Inc. Future minimum payments as of February 1 each year are as follows:


               YEAR                         SWIDA         UIRVDA          TOTAL
               ----                       ----------     ----------     ----------
               1998                       $  470,000     $  390,000     $  860,000
               1999                          500,000        415,000        915,000
               2000                          530,000        440,000        970,000
               2001                          565,000        470,000      1,035,000
               2002                          600,000        500,000      1,100,000
            Thereafter                     1,325,000      1,105,000      2,430,000
                                          ----------     ----------     ----------
              Total                       $3,990,000     $3,320,000     $7,310,000
          Bond Premium                       140,644        117,151        257,795
                                          ----------     ----------     ----------
       Total Bonds Payable                $4,130,644     $3,437,151     $7,567,795
                                          ----------     ----------     ----------
                                          ----------     ----------     ----------

      Bond premium represents the purchase adjustment recorded to reflect the Bonds at market on December 1, 1996 when the Company acquired WR-Illinois (see note 3). Amortization of $78,024 and $7,153 was recorded for the years ended December 31, 1997 and 1996, respectively.

      In August of 1997, the indenture trustee for the Bonds determined that, although the debt service reserve fund was fully funded, supplementary sinking fund requirements had not been adequately funded, resulting in a default and the reclassification of the Bonds to current liabilities. The Company has entered into an agreement with the bondholders which provides for a cure of this default through periodic payments, which is composed of monthly payments of $5,500, plus excess funds transferred from the debt service reserve fund representing interest income thereon which exceeded the debt service reserve fund's minimum reserve requirement.

      On January 27, 1998, the Company announced an additional default by WR-Illinois with respect to the debt service payments due February 1, 1998 (see note 28) which included a default on the aforementioned agreement with respect to the supplementary sinking fund. Other debt of the Company affected by this default includes the 10.5% note payable (see note 13).

NOTE 12.   NOTES PAYABLE

      The Company finances insurance premiums under note agreements providing for fixed monthly principal and interest payments due over terms not to exceed nine months. Balances outstanding under such note agreements aggregated $228,787 and $176,968 at December 31, 1997 and 1996,
      respectively.

                                WASTE RECOVERY, INC.

                     Notes to Consolidated Financial Statements

      In 1997, the Company borrowed money to meet current working capital requirements (see note 19). The note is non-interest bearing, secured by receivables and payable on demand. The balance of this note is $300,000 at December 31, 1997.

      In connection with the acquisition of U.S. Tire (see note 3), the Company issued promissory notes payable to the sellers in the aggregate amount of $605,035. The notes are non-interest bearing and payable in two installments with the first installment of $455,035 due February 1, 1997, and the final installment of $150,000 due March 31, 1998 (see note 28).

      With the acquisition of Domino (see note 3), the Company assumed debt to an affiliate of Domino in the original amount of $180,095. The terms of this note provide for interest and principal to be deferred until January 1, 1998, at which time monthly principal and interest payments are to be made at prime over a two-year term. Consequently, this note has been recorded as of March 21, 1995 (acquisition date) at its present value of $130,569, discounted at a rate of ten percent. The present value at December 31, 1996 was $162,085. On May 21, 1997, this note was replaced with a new note for the original amount of $180,095. The terms of the new note provide for interest and principal to be deferred until June 24, 2000, at which time monthly principal and interest payments are to be made at 11.25% over a one-year term. The present value of this note at December 31, 1997 was $170,684.

      At December 31, 1997, the Company had other notes payable totaling
      $35,074.



                                 [End of Page]

                                WASTE RECOVERY, INC.

                     Notes to Consolidated Financial Statements


NOTE 13.  LONG-TERM DEBT

     Long-term debt at December 31, 1997 and 1996, substantially all of which is collateralized, consisted of the following:

                                                                         1997                 1996
                                                                         ----                 ----
     10.5% note payable to corporation; due on various dates
       through December 2007; interest payable semi-annually*         $1,480,000           $1,560,000
     Prime plus .5% note payable to bank; due December 2004,
       guaranteed by The Goodyear Tire & Rubber Company; principal
       and interest payable monthly**                                    899,309            1,019,309
     Mortgage payable to corporation, interest at prime rate;
       due July 2003; principal and interest payable monthly             797,619              940,476
     Notes payable to banks with interest rates ranging from 8% to
       10.5%; expiring through November 2000; principal and
       interest payable monthly                                          347,612              321,755
     7.6% note payable to Small Business Administration; due
       May 2001; principal and interest payable monthly                  168,515              210,065
     Prime plus 1% note payable to former Domino shareholders;
       payments due beginning September 1996 (see note 3); due
       March 1998                                                        614,954              654,222
     Prime plus 1% note payable to bank; due July 1998; principal
       and interest due monthly                                           41,417              112,417
     7.9% note payable to financial institution; due April 28, 2001;
       principal and interest payable monthly                             99,828              167,707
     9% note payable to bank; due May 10, 2000; principal and
       interest payable monthly                                           13,626               18,456
     Notes payable to finance companies with interest rates from
       8.25% to 10.0%, expiring through December 2001; principal
       and interest payable monthly                                      406,173                    -
     13.25% notes payable to financial institution; due
       September 1997; principal and interest payable monthly                  -               31,137
     7.9% note payable to financial institution; due November 1997;
       principal and interest payable monthly                                  -               22,726
     Notes payable to finance companies with interest rates from
       8.95% to 12%, expiring through June 1997; principal and
       interest payable monthly                                                -                4,994
     10.5% note payable to financial institution; due August 1997;
       principal and interest payable monthly                                  -                4,953
                                                                       ---------            ---------
                                                                       4,869,053            5,068,217
     Less:
       Current installments of long-term debt                         (2,373,858)            (998,719)
     Long-term debt                                                   $2,495,195           $4,069,498
                                                                       ---------            ---------
                                                                       ---------            ---------

      *The Loan Agreement contains various restrictions, including a prohibition against the payment of dividends when such payment would cause an event of default, as defined, and financial ratio maintenance requirements, which includes minimum working capital and net worth requirements. As of December 31, 1997, the Company was not in compliance with all required covenants as a result of non-compliance with certain financial covenants, and the default by the Company's subsidiary, WR-Illinois, on certain of its debt (see notes 11 and 28). Accordingly, the note has been classified as current.

      **As of February 29, 1996, this note was transferred to another bank. The interest rate with the original bank was prime plus 1%.

                                WASTE RECOVERY, INC.

                     Notes to Consolidated Financial Statements


      Debt is secured by substantially all of the Company's accounts receivable, inventories and property, plant and equipment and $390,000 of the restricted cash accounts (see note 9).

      The aggregate maturities of long-term debt at December 31, 1997 are as follows:

       Year ending December 31:
       1998                                          $  2,373,858
       1999                                               902,414
       2000                                               623,952
       2001                                               323,330
       2002                                               262,857
       Thereafter                                         382,642
                                                     $  4,869,053

NOTE 14.   CONVERTIBLE SUBORDINATED NOTES

      In connection with the purchase of U.S. Tire (see note 3), the Company issued convertible subordinated notes in the aggregate amount of $1,850,000 payable to the former equity holders of U.S. Tire. As a result of the Atlanta fire (see note 21), the Company agreed to amend its agreement with the equity holders of U.S. Tire and to issue additional common stock and convertible subordinated notes to the former equity holders of U.S. Tire (see notes 3 and 17). The agreement called for additional consideration in the form of common stock and convertible subordinated notes based on any uninsured reconstruction costs and on certain cash flow requirements of the Atlanta facility during the period of reconstruction. As a result of this agreement, the Company issued $27,857 of additional convertible subordinated notes to the former equity holders of U.S. Tire.

      The notes bear interest at an annual rate of 5% for the first twelve months, 6% for the second twelve months and 7% until maturity. Principal payments are due in the amounts of $507,604 on March 31, 1999, $456,751 on September 30, 1999, $456,751 on March 31, 2000, and $456,751 on
      September 30, 2000. Interest payments are due quarterly. On January 15, 1998, the Company was in default on the notes as a result of non-payment of interest due January 15, 1998 (see note 28).

      The holders of the notes have the right at their option, at any time after September 30, 1997, to convert all but not less than all of the principal amount of the notes then outstanding into Common Stock of the Company at the price of $2.50 per share, provided that such election to convert shall be agreed upon unanimously by the holders of the notes then outstanding.

                                WASTE RECOVERY, INC.

                     Notes to Consolidated Financial Statements

      The convertible subordinated note agreements provide for adjustments as reductions to the principal amount of the notes based on certain minimum future cash flow of U.S. Tire, as defined for the period from October 1, 1996 to September 30, 2000. In accordance with APB Opinion No. 16, the convertible subordinated notes are treated as "contingent consideration", and accordingly, have not been recorded as a liability as of December 31, 1996, and will remain unrecorded until such time as the contingency is resolved or the contingency period expires. Interest payments on the convertible subordinated notes during the contingency period are recorded as a deferred charge. If the contingency is resolved in favor of the note holders, the contingent consideration and deferred interest will be recorded as an additional cost of the assets acquired (goodwill) and amortized prospectively over its remaining life.

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

      WR-Illinois received additional funding through a grant of approximately $450,000 awarded by the Department to Illinois Power Company for the construction of a TDF metering unit at its Baldwin Power Plant. This award is being amortized over the remainder of the original contract with Illinois Power Company, which expires July 1999.

      As of December 31, 1997, $606,170 of the total grant money received is recorded as deferred grant revenue in the accompanying balance sheet and is being amortized to income through July 31, 1999, at approximately $32,000 per month.

                                WASTE RECOVERY, INC.

                     Notes to Consolidated Financial Statements


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

      The Incentive Plan also provides that the Board of Directors may grant stock appreciation rights (SARs) entitling the grantee, upon exercise of such rights, to receive cash from the Company equal to the increase of the fair market value of the Common Stock of the Company multiplied by the number of units of SARs exercised subsequent to the date of grant. As of December 31, 1997, no restricted stock or SARs had been granted.

      The terms of the grants, including the grantees, are administered by a Stock Option Committee which was formed by the Board of Directors.

      The stock options discussed herein were granted at the market price at the date of grant, thus no compensation expense has been recorded.

      NONQUALIFIED STOCK OPTIONS TO NON-EMPLOYEE DIRECTORS

      On February 12, 1997, the Company granted 1,000,000 nonqualified stock options to the Chairman of the Company's Board of Directors. The options fully vest on February 12, 1998 and are exercisable at prices ranging from $2.06 to $7.00 per share. The options expire on February 12, 2002. During 1988

                                WASTE RECOVERY, INC.

                     Notes to Consolidated Financial Statements


      and 1991, the Company granted nonqualified stock options to non-employee directors (the Nonqualified Issuances) for continued service to the Company. Such options were exercisable through December 1993 and January 1996, respectively.

      1992 STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS

      At the 1992 Annual Meeting, the shareholders approved the 1992 Stock Plan for Non-Employee Directors (the Directors Plan). Pursuant to such plan, non-employee directors of the Company receive annually (1) after the annual meeting, a stock option to purchase 2,500 shares of Common Stock so long as the Company's net income for the fiscal year just ended improved over the prior year, and (2) in January, a Common Stock grant valued at $2,000 for service as a director if attendance criteria are met. Such plan terminates January 31, 2000 and 250,000 shares were reserved by the Company for grants thereunder. Under this plan, 10,806 and 12,366 shares were issued for the years ended December 31, 1996 and 1995, respectively. No shares were issued for the year ended December 31, 1997. The option terms are ten years and vest immediately.

      WARRANT ISSUANCES

      In 1995, 100,000 warrants were issued to an investment company. These warrants are exercisable in 1996 at $0.86 per share. The warrants expire July 1, 1998.

      See note 17 for warrant issuances in 1996.

      Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively; no dividend yield, expected volatility of 72%, 73.2% and 74.3%, risk free interest rates of 5.7%, 6.7% and 6.1% and expected lives of 4.6, 8.4 and 8.4 years.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information:

                                          1997                          1996                       1995
                                          ----                          ----                       ----
                                     As                            As                        As
                                  Reported     Pro forma        Reported     Pro forma     Reported     Pro forma
                                  --------     ---------        --------     ---------     --------     ---------
Income (loss) applicable
  to common share               $(2,467,850)  $(3,339,547)      $140,204     $(32,893)   $(1,069,327)   $(1,123,281)
Income (loss) per
          common share               $(0.14)       $(0.19)         $0.01        $0.00         $(0.12)        $(0.12)

                                WASTE RECOVERY, INC.

                     Notes to Consolidated Financial Statements


      The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts as SFAS No. 123 does not apply to awards prior to 1995 and additional awards are anticipated in future years.

      A summary of stock option transactions under the Incentive Plan and Directors Plan, as well as Nonqualified Issuances, is as follows:

                                                1997                         1996                          1995
                                                ----                         ----                          ----
                                                     Weighted-                    Weighted-                    Weighted-
                                                     Average                       Average                      Average
                                                     Exercise                     Exercise                     Exercise
                                         Shares        Price        Shares          Price          Shares        Price
                                         ------      ---------     ---------      ---------       -------      ---------
Outstanding at beginning of year        739,900        $1.05        761,100          $0.83        565,900        $0.69

     Granted                          1,100,000         4.12        214,900           1.30        275,000         1.01

     Exercised                         (122,000)        0.52       (178,000)          0.40        (59,800)        0.26

     Forfeited                          (51,500)        1.20        (58,100)          1.12        (20,000)        0.73
                                      ---------
Outstanding at end of year            1,666,400         3.11        739,900          $1.05        761,100        $0.83

Exercisable at end of year              451,400         1.22        559,900          $1.07        516,100        $0.76

Weighted-average fair value of
  options granted during the year         $0.96                       $0.96                         $1.12


      The following table summarizes information about the stock options outstanding at December 31, 1997:


                                Options Outstanding                               Options Exercisable
                   ------------------------------------------------------   --------------------------------
                     Shares         Weighted-Average                           Shares
  Range of         Outstanding         Remaining         Weighted-Average   Exercisable    Weighted-Average
Exercise Prices    at 12/31/97      Contractual Life      Exercise Price    at 12/31/97     Exercise Price
---------------   -------------     -----------------    ----------------  ------------    -----------------
  $0.75               66,000         5.1 years                 $0.75          66,000             $0.75
  $0.98-$1.11        252,500         7.5 years                 $0.99         117,500             $1.00
  $1.19               25,000         8.3 years                 $1.19          25,000             $1.19
  $1.31              142,900         8.6 years                 $1.31         142,900             $1.31
  $1.57               80,000         5.4 years                 $1.57          80,000             $1.57
  $2.03-$2.14        350,000         5.5 years                 $2.06          20,000             $2.14
  $3.50              250,000         4.1 years                 $3.50               -              -
  $4.75              250,000         4.1 years                 $4.75               -              -
  $7.00              250,000         4.1 years                 $7.00               -              -
  Totals           1,666,400         5.5 years                 $3.11         451,400             $1.22


      At December 31, 1997, 885,300 shares were available for grant as options or incentive grants under the Incentive Plan and 186,803 shares were available for grant as options under the Directors Plan.

                           WASTE RECOVERY, INC.

              Notes to Consolidated Financial Statements


NOTE 17.   STOCKHOLDERS' EQUITY

      On October 1, 1997, as a result of the Atlanta fire (see note 21), the Company agreed to amend its agreement with the equity holders of U.S. Tire and to issue additional common stock and convertible subordinated notes to the former equity holders of U.S. Tire in connection with the acquisition of U.S. Tire (see notes 3 and 14). The agreement called for additional consideration in the form of common stock and convertible subordinated notes based on any uninsured reconstruction costs and on certain cash flow requirements of the Atlanta facility during the period of reconstruction. As a result of this agreement, the Company issued 50,202 shares of common stock valued at $73,447 to the former equity holders of U.S. Tire.

      On December 26, 1996, the Company sold 750,000 shares of unregistered Common Stock at a price of $1.45 per share and 750,000 warrants to purchase Common Stock at $0.05 per warrant. The exercise price of the warrants is $2.06, which equals the quoted market price for the Company's Common Stock on December 26, 1996. The warrants expire December 26, 2000.

      On December 24, 1996, the Company sold 300,000 shares of unregistered Common Stock at a price of $1.45 per share and 300,000 warrants to purchase Common Stock at $0.05 per warrant (see note 19). The exercise price of the warrants is $2.06, which equals the quoted market price for the Company's Common Stock on December 24, 1996. The warrants expire December 24, 2000.

      In connection with the conversion of $495,000 convertible debentures and $46,564 of accrued interest on July 1, 1996, the debenture holders also received warrants to purchase 304,425 shares of common stock at $1.25 per share, the market price at date of conversion. The warrants expire July 1, 1998.

      In December 1996, the Company issued 1.1 million shares of unregistered Common Stock in connection with the acquisition of WR-Illinois (see note
      3).

      In December 1996, the Company issued 3,486,221 shares of unregistered Common Stock in connection with the acquisition of U.S. Tire (see note
      3). Included in the 3,486,221 shares issued are 243,224 (see note 19) shares issued to a third party as compensation for services rendered as financial advisor to the Company in connection with the acquisition of U.S. Tire.

      As a condition of the acquisition of U.S. Tire, the Company committed to file a registration statement with the Securities and Exchange Commission to register shares issued to the sellers of U.S. Tire. The shares of Common Stock issued in connection with the WR-Illinois acquisition and those sold in the December 1996 private placement were given the right to be included in this filing.

                           WASTE RECOVERY, INC.

              Notes to Consolidated Financial Statements


      In 1990, the Company issued 203,580 shares of 7% cumulative preferred stock redeemable at the Company's option for $10 per share. No dividends have been declared or paid on such preferred stock. Accordingly, undeclared dividends on cumulative preferred stock aggregated $1,081,231 at December 31, 1997 which represents $5.31 per share of such stock outstanding. Dividends on cumulative preferred stock have been added to net loss or deducted from net income for purposes of computing per common share amounts.

NOTE 18.   RIGHTS OFFERING

      The Company completed a rights offering on June 26, 1995, which distributed nontransferable subscription rights to eligible stockholders, as defined, to subscribe to the Company's Common Stock at an offering price of $.75. This "Rights Offering" raised approximately $2.2 million in capital, which was to be utilized for specific equipment improvements at each of the Company's facilities, including Domino. The Company issued 3,238,857 shares of Common Stock with this rights offering.

NOTE 19.   RELATED PARTY TRANSACTIONS

      In 1997, the Company borrowed money (see note 12) for working capital needs from a third-party lender which is controlled by two members of the Company's Board of Directors.

      In 1997, in connection with the Atlanta fire (see note 21), the Company agreed to amend its agreement with the former equity holders of U.S. Tire and to issue additional common stock and convertible subordinated notes to the former equity holders of U.S. Tire (see notes 14 and 17). Certain of these former equity holders are directors of the Company.

      In 1997, the Company incurred consulting fees of $30,000 to a director for advisory services and assistance with various financial matters of the Company.

      In 1997, the Company paid approximately $530,000 in debt service payments for promissory notes payable (see note 12) and convertible subordinated notes (see note 14) issued in connection with the purchase of U.S. Tire (see note 3). Certain of the note holders are members of the Company's Board of Directors.

      In 1996, the Company incurred a consulting fee of $20,000 to a director in connection with the private placement sale of unregistered Common Stock of the Company (see note 17).

      In connection with the acquisition of U.S. Tire (see note 3), the Company paid a third party public relations firm, which is also a shareholder of the Company, 243,224 shares of Common Stock of the Company for its assistance as a financial advisor in arranging and facilitating the acquisition of U.S.

                           WASTE RECOVERY, INC.

              Notes to Consolidated Financial Statements

      Tire. A director of the Company, as an employee of the Company's financial advisor, received $175,000 in connection with his assistance to the Company's financial advisor in closing the U.S. Tire transaction.

      In 1996, the Company loaned $40,000 to an officer of the Company. The loan is non-interest bearing and is payable on demand.

      In 1996, the Company sold to a director 300,000 shares of unregistered Common Stock at a price of $1.45 per share and 300,000 warrants to purchase Common Stock at $0.05 per warrant (see note 17). The exercise price of the warrants is $2.06 which equals the quoted market price of the Company's Common Stock on the date the warrants were purchased.

      The Company incurred $60,000 in consulting fees to certain directors for assistance with the sale of the Waste Recovery - Illinois bonds, which was recorded in 1994 and paid in 1995.

NOTE 20.  INCOME TAXES
      The provision (benefit) for income taxes consists of the following components for the year ended December 31:


                                                         1997           1996            1995
                                                      ----------      ---------      ---------
      Current:
      Federal                                         $        -       $      -      $       -
      State                                               69,661          8,850              -
                                                      ----------      ---------      ---------
          Total current                                   69,661          8,850              -
                                                      ----------      ---------      ---------
      Deferred:
      Deferred taxes                                    (769,946)      (119,278)        284,862
      Deferred tax asset valuation allowance           1,217,489        119,278        (284,862)
                                                      ----------      ---------      ---------
          Total deferred                                 447,543              -              -
                                                      ----------      ---------      ---------
                                                      $  517,204       $  8,850      $       -
                                                      ----------      ---------      ---------
                                                      ----------      ---------      ---------

      In the fourth quarter of 1997, the Company increased the deferred tax valuation allowance to $3,904,366 because of uncertainties regarding the realization of the previously recorded net deferred tax asset in the amount of $447,543.



                                  [End of Page]

                           WASTE RECOVERY, INC.

              Notes to Consolidated Financial Statements


      Total income tax expense (benefit) differs from the amount computed by applying the U.S. federal income tax rate of 34% to income before income taxes for the following reasons:

                                                         1997           1996           1995
                                                    ------------     ----------     ----------
      U.S. federal income tax, at statutory rates    $  (790,617)     $  96,254      $(315,119)
      Penalties                                           17,259            220         20,216
      Amortization of goodwill                            20,110         20,115         13,996
      Change in valuation allowance                    1,217,489       (119,278)       284,862
      State income tax                                    69,661          8,850              -
      Other                                              (16,698)         2,689         (3,955)
                                                    ------------     ----------     ----------
                                                      $  517,204       $  8,850           $  -
                                                    ------------     ----------     ----------
                                                    ------------     ----------     ----------

      The deferred tax assets (liabilities) are comprised of the following at December 31:


                                                         1997           1996
                                                     -----------   ------------
      Deferred tax assets:
        Net operating loss carry forwards           $  3,524,051   $  2,622,220
        Depreciation                                      91,050        312,269
        Deferred grant revenues                          222,101         91,587
      Accruals for financial reporting purposes
        currently not deductible for tax                 201,693         32,104
      Capitalization of general and administrative
        costs for tax                                     70,491         62,098
       Carrying differences for investment in Illinois         -        269,386
        Other                                             47,120         13,080
                                                     -----------   ------------
       Gross deferred tax asset                        4,156,506      3,402,744
      Valuation allowance                             (3,904,366)    (2,686,877)
                                                     -----------   ------------
                                                         252,140        715,867
                                                     -----------   ------------
      Deferred tax liabilities:
        Book/tax basis in fixed assets and
          deferred gain                                 (252,140)      (268,324)
                                                     -----------   ------------
      Net deferred tax asset                                $  -     $  447,543
                                                     -----------   ------------
                                                     -----------   ------------

      As of December 31, 1997, the Company has approximately $9,618,000 in net operating loss carry forwards which expire between the years 2002 and 2012. The deferred tax asset recorded at December 31, 1996, is based on the expected utilization of net operating loss carry forwards based on projected positive results. Due to changes in ownership which occurred in 1996, there will be an annual limitation of approximately $1 million on the amount of net operating losses available to offset future taxable income.

      As a result of the December 1996 acquisitions discussed in note 3, a deferred tax asset of $145,336 was set up in the opening balance sheet. A valuation allowance for the full amount of the deferred tax asset was also set up in the opening balance sheet.

                           WASTE RECOVERY, INC.

              Notes to Consolidated Financial Statements

NOTE 21.  INVOLUNTARY CONVERSION OF ASSETS
      On November 26, 1996, the Atlanta plant sustained damage due to a mechanical fire. The shredding machinery and equipment was not damaged, thus allowing the plant to continue accepting scrap tires for disposal which were then shredded and disposed of. The reconstruction of the Atlanta plant was completed in late May 1997, at which time the plant became fully operational. This involuntary conversion of assets was estimated and recognized in the year ending December 31, 1996, as follows:

      Estimated insurance proceeds to be received on property     $  901,815
      Net book value of property destroyed                          (151,844)
                                                                  -----------
      Gain on involuntary conversion of property                     749,971
      Estimated insurance proceeds from business interruption
        insurance                                                     83,333
      Costs incurred in clean-up                                    (209,085)
                                                                  -----------
      Net gain on involuntary conversion                           $  624,219
                                                                  -----------
      The estimated insurance proceeds are included in other receivables (see note 4) at December 31, 1996, all of which was received in 1997. Proceeds exceeded the estimate by $164,918 and were recognized in income in 1997, as well as $333,332 in insurance proceeds from business interruption insurance.

NOTE 22.  NONCASH TRANSACTIONS
      During 1997, the Company issued additional Common Stock valued at $73,447 to the former equity holders of U.S. Tire (see notes 3 and 17) which was excluded as a noncash transaction from the statements of cash flows.

      During 1996, the Company had the following noncash transactions which have been excluded from the statements of cash flows:

                                                                  Increase
                                                                 (Decrease)
                                                                -----------
      Additions of equipment under capital lease                $  (41,304)
      New capital lease obligations                                 41,304
      Convertible, subordinated debentures converted to
        common stock                                               535,000
      Interest on debentures converted to common stock              48,559
      Decrease in debentures payable                              (535,000)
      Decrease in interest payable on debentures                   (48,559)
                                                                -----------
                                                                $        -
                                                                -----------
                                                                -----------

                           WASTE RECOVERY, INC.

              Notes to Consolidated Financial Statements

      During 1995, the Company had the following noncash transactions which have been excluded from the statements of cash flows:

                                                                    Increase
                                                                   (Decrease)
                                                                 ------------
      Transfer of manufactured inventory to Illinois             $  (258,680)
      Investment in Illinois Partnership                             258,680
      Additions of equipment under capital lease                    (141,553)
      New capital lease obligations                                  141,553
      Convertible, subordinated debentures converted to
        common stock                                                 265,000
      Interest on debentures converted to common stock                69,252
      Decrease in debentures payable                                (265,000)
      Decrease in interest payable on debentures                     (69,252)
                                                                 ------------
                                                                 $         -
                                                                 ------------
                                                                 ------------

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

Note 24.  BUSINESS AND CREDIT CONCENTRATIONS
      The Company's customers are located throughout the United States. Five customers accounted for significant Company sales for the years ended December 31:

                                                          1997           1996           1995
                                                      ----------     ----------    -----------
      Customer one                                    $5,483,000     $2,940,000     $2,221,000
      Customer two                                     1,535,000              -              -
      Customer three                                   1,255,000              -              -
      Customer four                                    1,137,000      1,840,000      1,604,000
      Customer five                                      434,000        566,000        535,000
      Customer six                                             -        364,000      2,999,000
      Customer seven                                           -        257,000        832,000
                                                      ----------     ----------    -----------
      Total                                           $9,844,000     $5,967,000     $8,191,000
                                                      ----------     ----------    -----------
                                                      ----------     ----------    -----------

      In addition to these customers, the Company does business with a variety of companies with diverse credit risk. The Company does not generally require collateral or other security from its customers and has historically encountered very little loss on its receivables.

                           WASTE RECOVERY, INC.

              Notes to Consolidated Financial Statements

NOTE 25.  PROFIT SHARING PLAN
      Effective January 1, 1995, the Company adopted the Waste Recovery, Inc. 401(k) Plan (the Plan), a defined contribution plan. Employees who have completed six months of service and have attained the age of twenty-one are eligible to become participants in the Plan. Participants may contribute up to 15% of their compensation, as defined, annually.
      Company contributions to the Plan are determined at the discretion of the Board of Directors. No contributions were made during the years ended December 31, 1997, 1996 and 1995.

NOTE 26.   LITIGATION AND CONTINGENCIES
      The Company is a party to certain lawsuits which are generally incidental to its business. Management does not believe the ultimate resolution of such matters will have a significant effect on the Company's financial position, results of operations, or cash flows , and therefore, no liabilities have been recorded in the accompanying consolidated financial statements.

      Like other waste management companies, the Company's operations are subject to extensive and changing federal and state environmental regulations governing emissions into the atmosphere, wastewater discharges, solid and hazardous waste management activities and site restoration and abandonment activities. As of December 31, 1997, no such costs had been accrued and management does not believe the effects of the aforementioned activities will have a material effect on the Company's financial statements.

NOTE 27.   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
      The fair value of the Company's current assets, restricted cash and accounts payable approximates the recorded amounts because of the liquidity and short maturity of these instruments.

      It is not practicable to estimate the fair value of the Company's long-term debt and notes payable as they are unique as debt instruments for which there is no public market and as discussed in note 2, the Company's ability to honor these obligations is uncertain.

NOTE 28.  SUBSEQUENT EVENTS
      On January 27, 1998, the Company announced a default by its wholly-owned subsidiary, WR-Illinois, with respect to the debt service payments due February 1, 1998 in connection with the loan agreements between WR-Illinois and the Southwestern Illinois Development Authority (SWIDA), and the Upper Illinois River Valley Development Authority (UIRVDA) (see note
      11). The debt is classified in current liabilities as of December 31, 1997. As a result of the default, the indenture trustee has made demand for payment. The bondholders have the right to accelerate maturity.

                           WASTE RECOVERY, INC.

              Notes to Consolidated Financial Statements

      On January 15, 1998, the Company was in default on the convertible subordinated notes (see note 14) as a result of nonpayment of interest due January 15, 1998. As a result of the default, one of the noteholders has made demand for payment. Upon occurrence of an event of default, as defined, the noteholders may convert the notes to common stock of the Company at a reduced price of $1.00 per share or foreclose on the common stock of New U.S. Tire Recycling Corp., a wholly-owned subsidiary of the Company which owns 84% of U.S. Tire.

      On March 31, 1998, the Company was in default due to non-payment of the final installment of promissory notes payable in the amount of $150,000 issued in connection with the acquisition of U.S. Tire. One of the noteholders has made demand for payment.

      On March 21, 1998, the Company's Marseilles, Illinois facility was substantially damaged by fire. The facility is covered by replacement and business interruption insurance; however, uninsured costs, if any, are unknown and are not reasonably or practicably determinable.



                                 [End of Page]

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULES


Board of Directors and Stockholders
Waste Recovery, Inc.


In connection with our audit of the consolidated financial statements of Waste Recovery, Inc. and Subsidiaries referred to in our report dated March 16, 1998, which is included in Part II of this Form 10-K, we have also audited Schedule II at December 31, 1997 and for the year then ended. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein. Our report on the financial statements referred to above includes an explanatory paragraph which discusses that there is substantial doubt about the Company's ability to continue as a going concern.



GRANT THORNTON LLP

Dallas, Texas
March 16, 1998

                                                                    SCHEDULE II


                             WASTE RECOVERY, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                               Additions
                                                                     ----------------------------
                                                      Balance at     Charged to        Charged to                  Balance at
                                                     Beginning of    Costs and         Other                         End of
             Description                                 Year        Expenses          Accounts     Deductions       Year(1)
             -----------                             ------------    ----------        ----------   ----------     ----------
Year ended December 1995:
     Allowance for doubtful accounts                     $25,000        $38,917        $  -           $36,834        $27,083
                                                         -------        -------        ---------      -------      ---------
Year ended December 1996:
     Allowance for doubtful accounts                     $27,083        $63,554        $  -           $39,620        $51,017
                                                         -------        -------        ---------      -------      ---------
Year ended December 1997:
     Allowance for doubtful accounts                     $51,017        $96,000        $  -           $18,415       $128,602
                                                         -------        -------        ---------      -------      ---------

(1) Amount represents the allowance for doubtful accounts, a contra account to trade accounts receivable.

                               INDEX TO EXHIBITS

                                                             Sequentially
Exhibit                                                        Numbered
Number                          Exhibit                          Page
-------                         -------                      ------------
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

                                                             Sequentially
Exhibit                                                        Numbered
Number                          Exhibit                          Page
-------                         -------                      ------------
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

10.17 Form of Nonqualified Stock Option Agreement for grants to employees made January 7, 1991, incorporated herein by reference to Exhibit 10.89 to the Company's Form 10-
        K filed March 26, 1992.

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

                                                             Sequentially
Exhibit                                                        Numbered
Number                          Exhibit                          Page
-------                         -------                      ------------
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

10.30 Assignment of Contracts dated April 1, 1988, between the Registrant and Development Authority of Fulton County, incorporated herein by reference to Exhibit
        28.7 to the Company's report on Form 8-K filed June 1,
        1988.

10.31 Promissory Note dated February 29, 1996, executed by the Registrant as maker payable to Texas Commerce Bank National Association in principal amount of $1,119,309.01, incorporated herein by reference to
        Exhibit 10.31 to the Company's Form 10-K filed April
        15, 1997.

10.32 Note Purchase Agreement dated February 29, 1996, between The Goodyear Tire and Rubber Company and Texas Commerce Bank National Association, incorporated herein by reference to Exhibit 10.32 to the Company's Form 10-K filed April 15, 1997.

10.33   Form of Convertible Subordinated Debenture Conversion
        Agreements effective July 1, 1996, incorporated herein by reference to Exhibit 10.33 to the Company's Form 10-
        K filed April 15, 1997.

10.34 Form of Warrant to Purchase Common Stock of Waste Recovery, Inc. as of July 1, 1996, as Exhibit "A" to the Convertible Subordinated Debenture Conversion Agreements included herein in Exhibit 10.47, incorporated herein by reference to Exhibit 10.34 to the Company's Form 10-K filed April 15, 1997.

10.35 Dodge Common Stock and Warrant Purchase Agreement dated December 24, 1996 between Waste Recovery, Inc. and Michael C. Dodge, incorporated herein by reference to Exhibit 10.35 to the Company's Form 10-K filed April 15, 1997.

10.36 Common Stock and Warrant Purchase Agreement dated December 26, 1996 by and among Waste Recovery, Inc. and Bette Nagelberg, Ronald I. Heller, Rachel Heller, Ronald I. Heller as custodian for Evan Heller, Delaware Charter Guaranty & Trust Co. FBO, and R. Anthony Cioffari, incorporated herein by reference to
        Exhibit 10.36 to the Company's Form 10-K filed April
        15, 1997.

10.37 Agreement and Plan of Reorganization dated as of the 30th day of September 1996 by and among Waste Recovery, Inc., New U.S. Tire Recycling Corp., U.S. Tire Recycling Partners, L.P., Bodner/Greenstein Capital Holdings, Inc., Tirus, Inc., Tirus Associates, L.L.C., Environmental Venture Fund, L.P., Argentum Capital, L.P., and Certain Shareholders, incorporated herein by reference to Exhibit 1.1 of the Company's current report on From 8-K filed December 20, 1996.

                                                             Sequentially
Exhibit                                                        Numbered
Number                          Exhibit                          Page
-------                         -------                      ------------
10.38   Partnership Purchase Agreement dated as of December
        16, 1996, between Riverside Caloric Company, Waste
        Recovery, Inc., and Waste Recovery-Illinois, L.L.C., incorporated herein by reference to Exhibit 1.2 of the company's current report on Form 8-K filed December
        20, 1996.

10.39 Deed of Trust and Security Agreement between New U.S. Tire Recycling Corp. (a wholly-owned subsidiary of the Registrant) as Grantor, and the former partners and shareholders of U.S. Tire Recycling Partners, L.P. as Beneficiary, incorporated herein by reference to
        Exhibit 10.39 to the Company's Form 10-K filed April
        15, 1997.

10.40   Letter Agreement between Waste Recovery, Inc. and
        Cameron & Associates relating to the retention of Cameron & Associates as financial advisor in connection with the acquisition of U.S. Tire, incorporated herein by reference to Exhibit 10.40 to the Company's Form 10-K filed April 15, 1997.

10.41   Nonqualified Stock Option Agreement dated February 12,
        1997, granted by the Registrant to Martin B. Bernstein for 1 million shares.(1)

10.42   Consulting Agreement dated December 31, 1997 between
        Registrant and Thomas L. Earnshaw, as consultant.(1)

10.43   Promissory Note dated March 17, 1998, executed by
        Registrant as maker payable to Chase Bank of Texas, National Association in principal amount of $350,000.(1)


11.1    Statement regarding computation of per share earnings
        - See page F-5 of this Form 10-K which is incorporated herein by reference.


21.1 Subsidiaries of the Registrant, incorporated herein by reference to Exhibit 21.1 to the Company's Form 10-K filed April 15, 1997.


23      Consent of Independent Accountants.(1)

23.1    Consent of Independent Accountants.(1)

23.2    Consent of Independent Accountants.(1)


27.1    Financial Data Schedule.(1)


99.1 The Company's Proxy Statement for its 1997 Annual Meeting of Shareholders, incorporated herein by reference pursuant to Rule 12b-32 of the Securities Exchange Act of 1934. Definitive copies of such Proxy Statement to be filed under Regulation 14A within 120 days after December 31, 1996.

--------------------
(1)  Filed herewith.