Form 10-Q
period 1998-03-31
WASTE RECOVERY INC
filed 1998-05-20
CIK 710118

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


                                     FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act
                                      of 1934
                        For The Quarter Ended March 31, 1998
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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the latest practicable date. Common stock, no par value 17,494,323, May 19, 1998.

PART I:  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS


                                WASTE RECOVERY, INC.
                            Consolidated Balance Sheets

                                       Assets                            March 31, 1998      December 31, 1997
                                       ------                            --------------      -----------------
                                                                          (unaudited)
Current Assets:
Cash and cash equivalents                                                $    199,699                   -
 Accounts receivable, less allowance for doubtful accounts
   of $155,574 and $128,602, respectively                                   2,560,303           3,047,265
Other receivables  (note 2)                                                 2,645,274              82,180
Inventories   (note 3)                                                        140,462             186,563
Other current assets   (note 4)                                               930,376             933,760
Restricted cash and cash equivalents   (note 5)                             1,147,566           2,145,362
                                                                         ------------        ------------
         Total current assets                                               7,623,680           6,395,130
                                                                         ------------        ------------
Property, plant and equipment                                              24,044,269          26,451,740
Less accumulated depreciation                                             (10,514,965)        (10,429,868)
                                                                         ------------        ------------
Net property, plant and equipment                                          13,529,304          16,021,872
                                                                         ------------        ------------
Restricted cash and cash equivalents  (note 5)                                172,751             171,898
Bond and debt issuance costs, less accumulated amortization of
   $201,656 and $197,580, respectively                                        126,678             130,754
Goodwill, less accumulated amortization of $269,169 and
   $238,025, respectively                                                   1,802,744           1,833,888
Other assets                                                                  518,866             441,866
                                                                         ------------        ------------
                                                                          $23,774,023         $24,995,408
                                                                         ------------        ------------
                                                                         ------------        ------------

See accompanying notes to consolidated financial statements.

                                WASTE RECOVERY, INC.
                             Consolidated Balance Sheets

                      Liabilities and Stockholders' Equity               March 31, 1998      December 31, 1997
                      ------------------------------------               --------------      -----------------
                                                                          (unaudited)
Current Liabilities:
   Current installments of bonds payable   (note 5)                      $  6,689,982        $  7,567,795
   Notes payable   (note 6)                                                 1,374,933             713,861
   Current installments of long-term debt   (note 7)                        2,354,323           2,373,858
   Current installments of capital lease obligations                           63,887              83,328
   Accounts payable                                                         2,746,183           3,168,128
   Other accrued liabilities                                                2,749,630           1,652,425
   Deferred revenue                                                            66,524                 -
   Deferred grant revenue                                                     386,820             386,820
                                                                         ------------        ------------
         Total current liabilities                                         16,432,282          15,946,215
                                                                         ------------        ------------
Long-term debt, excluding current installments   (note 7)                   2,397,326           2,495,195
Notes payable (note 6)                                                        171,658             170,684
Obligations under capital leases, excluding current installments               19,418              22,708
Deferred grant revenue, noncurrent                                            122,645             219,350
                                                                         ------------        ------------
      Total liabilities                                                    19,143,329          18,854,152
                                                                         ------------        ------------
Stockholders' Equity (note 9)
   Cumulative preferred stock, $1.00 par value, 250,000 shares authorized, 203,580 issued and outstanding in 1998 and 1997
      (liquidating preference $15.48 per share, aggregating
      $3,152,170, and $15.31 per share, aggregating $3,117,031,
      in 1998 and 1997, respectively)                                         203,580             203,580
   Preferred stock, $1.00 par value, authorized and unissued
      9,750,000 shares in 1998 and 1997                                             -                   -
   Common stock, no par value, authorized 30,000,000 shares,
      17,494,323 and 17,494,323 shares issued and outstanding
      in 1998 and 1997, respectively                                          407,800             407,800
   Additional paid-in capital                                              18,604,904          18,604,904
   Accumulated deficit                                                    (14,511,710)        (13,001,148)
                                                                         ------------        ------------
                                                                            4,704,574           6,215,136
   Treasury stock, at cost, 103,760 common shares                             (73,880)            (73,880)
                                                                         ------------        ------------
      Total stockholders' equity                                            4,630,694           6,141,256
                                                                         ------------        ------------
Commitments and contingencies
                                                                         $ 23,774,023        $ 24,995,408
                                                                         ------------        ------------
                                                                         ------------        ------------

See accompanying notes to consolidated financial statements.

                                WASTE RECOVERY, INC.
                        Consolidated Statements Of Operations

                                                                            Three Months Ended March 31,
                                                                            ----------------------------
                                                                              1998                1997
                                                                              ----                ----
                                                                           (unaudited)        (unaudited)
Revenues:
   Tire-derived fuel sales                                                $ 1,035,927          $  810,165
   Wire sales                                                                 327,762             125,621
   Disposal fees, hauling and other revenue                                 4,747,445           4,918,672
                                                                          -----------          ----------
         Total revenues                                                     6,111,134           5,854,458

Operating expenses                                                          4,893,545           4,625,077
General and administrative expenses                                         1,832,358           1,304,942
Depreciation and amortization                                                 718,666             671,583
                                                                          -----------          ----------
           Operating loss                                                  (1,333,435)           (747,144)
                                                                          -----------          ----------
Other income (expense):
   Interest income                                                             24,692              38,478
   Interest expense                                                          (214,496)           (232,678)
   Other income                                                                96,705             226,482
   Gain (loss) on involuntary conversion of assets  (note 10)                 (84,028)             60,000
                                                                          -----------          ----------
                                                                             (177,127)             92,282
                                                                          -----------          ----------

Net loss                                                                   (1,510,562)           (654,862)

Undeclared cumulative preferred stock dividends                                35,139              35,138
                                                                          -----------          ----------

Net loss available to common shareholders                                 $(1,545,701)         $ (690,000)
                                                                          -----------          ----------

Net loss per share                                                              $(.09)              $(.04)
                                                                          -----------          ----------
                                                                          -----------          ----------

Weighted average number of common shares
   outstanding                                                             17,494,323          17,270,650
                                                                          -----------          ----------
                                                                          -----------          ----------

See accompanying notes to consolidated financial statements.

                                WASTE RECOVERY, INC.
                        Consolidated Statements of Cash Flows

                                                                            Three Months Ended March 31,
                                                                            ----------------------------
                                                                              1998                1997
                                                                              ----                ----
                                                                           (unaudited)        (unaudited)
Cash flows from operating activities:
   Net loss                                                              $ (1,510,562)         $ (654,862)
   Adjustments to reconcile net loss to net cash provided by
      operating activities:
         Depreciation and amortization                                        687,622             637,650
         Provision for losses on accounts receivables                          26,972              24,000
         Loss on involuntary conversion of assets                              84,028                 -
         Amortization of goodwill                                              31,144              33,933
         Interest imputed on discounted note payable                              974               4,503
         Amortization of bond premium                                         (17,813)            (20,038)
   Changes in assets and liabilities:
      Accounts receivable                                                     459,990             291,202
      Note and other receivables                                               34,838             288,204
      Inventories                                                              46,101             277,047
      Other current assets                                                      3,384             (98,047)
      Other assets                                                            (89,779)             92,951
      Accounts payable                                                       (421,945)            (52,196)
      Accrued liabilities                                                     454,624              69,771
      Deferred grant revenue                                                  (96,705)            (96,705)
      Deferred revenue                                                         66,524
      Other                                                                   (25,114)             (8,276)
                                                                          -----------          ----------
         Net cash provided by operating activities                           (265,717)            789,137
                                                                          -----------          ----------
Cash flows from investing activities:
   Purchases of property, plant and equipment                                (192,464)           (931,539)
   Cash placed in restricted accounts                                        (100,632)         (1,273,869)
   Cash payments out of restricted accounts                                 1,097,575           1,068,822
                                                                          -----------          ----------
         Net cash provided (used) by investing activities                     804,479          (1,136,586)
                                                                          -----------          ----------
Cash flows from financing activities:                                        (860,000)
   Payment of bonds payable                                                   817,025            (805,000)
   Proceeds from issuance of notes payable                                   (155,953)                 -
   Payment of notes payable                                                  (347,142)
   Proceeds from issuance of long term debt                                    54,000                  -
   Repayment of long-term debt                                               (171,404)            (93,214)
   Repayment of capital lease obligations                                     (22,731)            (20,585)
   Proceeds from issuance of common stock                                         -                62,905
                                                                          -----------          ----------
         Net cash used by financing activities                               (339,063)         (1,203,036)
                                                                          -----------          ----------
Net decrease in cash and cash equivalents                                     199,699          (1,550,485)
Cash and cash equivalents at beginning of period                                   -            1,892,427
                                                                          -----------          ----------
Cash and cash equivalents at end of period                                $   199,699          $  341,942
                                                                          -----------          ----------
                                                                          -----------          ----------

See accompanying notes to consolidated financial statements.

                                WASTE RECOVERY, INC.
                     Notes to Consolidated Financial Statements
                                   March 31, 1998


Note 1:   ADJUSTMENTS
     The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of operating results for the entire year. For further information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Note 2:   OTHER RECEIVABLES
     Other receivables includes approximately $2,598,000 due from an insurance company for property damage insurance related to the Marseilles fire (see note 10). The Company received all of this amount in May 1998.

Note 3:   INVENTORIES

     The components of inventories are as follows:

                                             March 31, 1998   December 31, 1997
                                             --------------   -----------------
   Manufactured fuel inventory                 $   132,180     $   103,245
   Manufactured wire inventory                       2,784           8,478
   Work-in-process                                   5,498          74,840
                                               -----------     -----------
                                               $   140,462     $   186,563
                                               -----------     -----------
                                               -----------     -----------

Note 4:   OTHER CURRENT ASSETS

     Other current assets at March 31, 1998 and December 31, 1997 are as follows:

                                             March 31, 1998   December 31, 1997
                                             --------------   -----------------
                Prepaid insurance              $   371,519     $   386,684
                Parts inventory                    369,546         473,473
                Other                              189,311          73,603
                                               -----------     -----------
                                               $   930,376     $   933,760
                                               -----------     -----------
                                               -----------     -----------

Note 5:  BONDS PAYABLE
     In connection with the bonds issued to provide funding for the construction of the Illinois facilities, the Company was in default with respect to the debt service payments and sinking fund payments due February 1, 1998. As a result of the default, the principal and interest payments due February 1, 1998 on the bonds, all of which are classified in current liabilities, were paid out of the debt service reserve trust funds included in current restricted cash.

Note 6:  NOTES PAYABLE
     On March 31, 1998, the Company was in default due to non-payment of the final installment of promissory notes payable in the amount of $150,000 issued in connection with the acquisition of U.S. Tire Recycling Partners, L.P. (U.S. Tire). One of the noteholders has made demand for payment.

Note 7:  LONG-TERM DEBT
     As of March 31, 1998, the Company was not in compliance with all required covenants as a result of non-compliance with certain financial covenants. The Company received a waiver from the bondholder which expires November 30, 1998; however, as a result of the Company's default on the bonds discussed in Note 5 above, the note is in default, and, accordingly, has been classified as current.

Note 8:  CONVERTIBLE SUBORDINATED NOTES
     In connection with the purchase of U.S. Tire in December 1996, the Company issued convertible subordinated notes in the aggregate amount of $1,850,000 payable to the former equity holders of U.S. Tire. The Company was in default on the convertible subordinated notes as a result of non-payment of interest due January 15, 1998 and April 15, 1998. Upon occurrence of an event of default, as defined, the noteholders may convert the notes to common stock of the Company at a reduced price of $1.00 per share or foreclose on the common stock of New U.S. Tire Recycling Corporation, a wholly-owned subsidiary of the Company which owns 84% of U.S. Tire.

Note 9    PREFERRED STOCK DIVIDENDS
     Undeclared cumulative preferred stock dividends were $1,116,370 at March 31, 1998. Net income or loss is adjusted by the effect of undeclared dividends on preferred stock of $35,139 and $35,138 for the three months ended March 31, 1998 and 1997, respectively. The effect was to increase net loss per common share by $.002 and by $.002 for the three months ended March 31, 1998 and 1997, respectively. Basic and diluted earnings per share are the same in 1998 and 1997.

Note 10:  INVOLUNTARY CONVERSION OF ASSETS
     On March 21, 1998, the Company's Marseilles, Illinois facility was substantially destroyed by fire. The facility is covered by replacement and business interruption insurance. This involuntary conversion of assets was estimated and recognized in the three months ended March 31, 1998, as follows:

  Estimated  insurance  proceeds to be received on  property    $ 2,597,932
  Net book value of property destroyed                           (2,039,379)
                                                                -----------
  Gain on involuntary converstion of property                       558,553

  Estimated clean-up costs                                         (642,581)
                                                                -----------
  Net loss on involuntary conversion                            $   (84,028)
                                                                -----------
                                                                -----------

Note 11: STATEMENTS OF CASHFLOWS
     The Company paid $304,787 and $336,436 for interest for the three months ended March 31, 1998 and 1997, respectively. No income taxes were paid during the three months ended March 31, 1998 and 1997.

Note 12    LITIGATION
     The registrant has no material pending legal proceedings.

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

                                  GENERAL COMMENTS

The Company suffered a net loss of $1,510,562 on revenues of $6,111,134 in the first quarter of 1998 compared to a net loss of $654,852 on revenues of $5,854,458 during the same period in 1997. While revenue remained essentially static compared with the same period in 1997, there was a significant increase in the Company's net loss which is attributable to insufficient tire flow, the conclusion of the Texas tire subsidy program which had the effect of reducing tipping fees, and an extraordinary reserve taken to cover anticipated employee medical costs. Additionally, the fire loss of the Company's Marseilles facility caused the Company to establish reserves for remediation in the amount of $642,581, which resulted in a net loss on involuntary conversion of $84,028.

Although the Portland plant continues to maintain a strong position in the scrap tire market in the Northwest, TDF markets in this region continue to be weak, thus limiting the Company's ability to sell all of the TDF produced at this facility. Consequently, the Company's efforts continue to be focused on managing tire inflow to achieve an equilibrium between TDF demand and tire inflow so as to mitigate costly diversion costs associated with any excess inventory.

The Houston facility showed reduced levels of tire flow and lower disposal fees, which resulted in decreased TDF production and sales. While the Company anticipated a decrease in overall activity resulting from the termination of the State of Texas tire subsidy program, the decrease in operating levels exceeded the Company's projections and consequently operating expenses were not scaled down quickly enough. Despite these problems, demand for TDF in the Houston facility's market area has increased, along with prices. To remedy weak tire flow, the Company has diverted a significant portion of the tires that were formerly being delivered to a cement kiln in San Antonio to it's Houston facility.

Operations at the Company's Atlanta plant fell short of Management's targets primarily as a result of insufficient tire flow. TDF markets in the Atlanta facility's market area continue to be strong.

Operations at the Company's Philadelphia facility improved beginning in March as a result of a new TDF customer who was brought to market. At present this customer is capable of taking 100% of the facility's production. The Company continues its efforts to identify and secure new TDF customers in the Northeast Region, and is planning to make certain capital improvements to this facility in order to increase it's processing capacity once additional TDF customers have been identified.

On March 21, 1998 the Company's Marseilles facility was destroyed by fire. The Company has subsequently determined that the loss is fully covered by insurance, both with respect to the physical loss of the improvements and the cost of remediating the property. The Company has been involved in extensive discussions with the State of Illinois in an effort to obtain and assist in the form of new moral obligation guarantees for bond issues, the proceeds of which would be used to refund the two Illinois bond issues which are presently in default, including the one secured by the Marseilles facility. The Company has recently concluded an agreement with the State of Illinois which would allow for new bond issues to be funded sometime in the end of June, and as a consequence the Company has made the decision to rebuild the destroyed Marseilles facility. Both Illinois facilities enjoy strong TDF markets. Prior to the fire the Marseilles facility had had significant success in increasing its tire flow which would have allowed for close to maximum capacity utilization. The Company has decided to rebuild the Marseilles facility, in part because of the improved outlooks in both tire flow, and strong demand for TDF at that facility. Tire flow at the Company's Dupo facility continues to improve but still remains below optimal levels. The Company is working in various states contiguous to Illinois to bring additional tires to this facility. In the interim, a significant percentage of the tires which were formerly being processed by Marseilles are being brought to Dupo.

While U.S. Tire fell marginally short of Management's projections for the quarter, it remains solidly profitable with volumes of tire inflow and product production exceeding the levels of last year's comparable period.

                               RESULTS OF OPERATIONS
                     THREE MONTHS ENDED MARCH 31, 1998 COMPARED
                       WITH THREE MONTHS ENDED MARCH 31, 1997

Total revenues of $6,111,134 for the first quarter of 1998 were 4% higher than the $5,854,458 earned for the same period in 1996. The increase is due primarily to the acquisitions of WR-Illinois and U.S. Tire. TDF sales were up 28% for the first quarter of 1998 compared to 1997. TDF sales were up at the Atlanta plant for the first quarter of 1998 compared to the same period in 1997 due to the fact that the facility was not producing TDF during the first quarter of 1997 as the plant was under construction during that period as a result of the November 1996 fire. TDF sales continue to suffer in Portland due to a week TDF market in that region. TDF sales were up at the Illinois facilities, as well as at the Houston, Philadelphia and U.S. Tire plants. Wire sales were up significantly with the Atlanta facility having resumed full production after the rebuild in the first quarter of 1997, as well as strong increases at the Illinois plants. Disposal, hauling and other revenue was down 3% in the first quarter of 1998 compared to the same period in 1997, primarily due to a decrease in tire flow at the Portland and Houston plants. Tire flow in the Northwest region has suffered due to increased competition with landfills, as well as the result of management's efforts to control tire flow to better match the weak demand for TDF. The Houston plant experienced a decrease in tire flow primarily as a result of the elimination of the state subsidy in Texas for the disposal of tires. The elimination of the subsidy affected the dynamics of the scrap tire disposal market and resulted in a downturn in tire flow during the first quarter of 1998. Tire flow for the Houston plant should rebound as the scrap tire disposal market adjusts to the conversion from a subsidized industry and achieves equilibrium in the free marketplace. Tire flow at the Illinois plants showed improvement in the first quarter of 1998 compared to the same period in 1997 as the plants continue to further establish themselves in the scrap tire disposal market as well as benefit from a strong TDF market in that region.

Operating expenses for the first quarter of 1998 were $4,893,545 or 80% of revenues, up from $4,625,077 or 79% of revenues for the first quarter of 1997. The increase in operating costs as a percentage of revenues is primarily due to the decreased tire flow and weak TDF market in the Northwest region. The increase is also attributable to elimination of the state subsidized tire disposal program in Texas which had a negative impact on the Houston facility. The Atlanta plant showed improvement in operating costs as a percentage of revenues for the first quarter of 1998 compared to 1997 as the plant was in full production in 1998 whereas the plant was in reconstruction stages in 1997 as discussed above. The Philadelphia plant showed improvement as the result of cleanup projects with stronger profit margins.

General and administrative expenses of $1,832,358 for the first quarter of 1998 were higher when compared to $1,304,942 for the same period in 1997. As a percentage of revenues, general and administrative expenses were higher at 30% for the three month periods ending March 31, 1998 compared to 22% for the same period in 1996. The increase is primarily due to increases in corporate management, staff, personnel and worker's compensation and medical insurance costs, and other administrative costs resulting from higher levels of operating activities.

Depreciation and amortization expense increased 7% to $718,666 from $671,583 in the first quarter of 1998 compared to the same period in 1997. The increase is primarily the result of the rebuild of the Atlanta plant which was completed in May 1997 after the November 1996 fire at that facility.

Other income decreased in the first quarter of 1998 compared to the same period in 1997 due to the sale of a metering unit to an electric power utility in the first quarter of 1997. No such sales occurred in 1998, with other income in 1998 representing the amortization of deferred grant revenue only.

Interest expense decreased 8% to $232,678 in the first quarter of 1998 compared to $232,678 in the first quarter of 1997 primarily due to debt service on bonds payable and other debt.

                      FINANCIAL CONDITION AS OF MARCH 31, 1998

The Company's working capital balance at March 31, 1998 was a deficit amount of $8,808,602. This number reflects the reclassification of virtually all WRI's long term debt as current liabilities, due to cross default provisions which were triggered by the February 1 payment default in the Illinois bonds. Additionally, the Company's working capital has been adversely affected by the operating losses that the Company has sustained during the fourth quarter of 1997 and the first quarter of 1998. While the Company anticipates that a substantial portion of its current liabilities will be reclassified to a long term debt category, when the Company cures the defaults in the Illinois bonds, the Company will still have a large working capital deficit, which needs to be eliminated in order for the Company to operate.

Management continues to remain sensitive to the risk that the Company will not have the financial strength to sustain itself if operating losses continue. The Company is actively seeking additional sources of debt and equity financing, the funding of which would go primarily to resolve the working capital deficit.

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

                                       WASTE RECOVERY, INC.



DATE:  May 20, 1998                    /s/ DAVID G. GREENSTEIN
                                       --------------------------------------
                                       By: David G. Greenstein
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)

                                       /s/ DONALD R. PHILLIPS
                                       --------------------------------------
                                       By: Donald R. Phillips
                                       Vice President (Principal Accounting
                                       Officer)