Form 10-Q
period 1998-06-30
WASTE RECOVERY INC
filed 1998-08-19
CIK 710118

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                       For The Quarter Ended June 30, 1998
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





     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]



     Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the latest practicable date. Common stock, no par value 17,494,323, August 18, 1998.

PART I:  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS


                              WASTE RECOVERY, INC.
                           Consolidated Balance Sheets


                                Assets                                     June 30, 1998        December 31, 1997
                                ------                                     -------------        -----------------
                                                                           (unaudited)
Current Assets:
   Cash and cash equivalents                                                $  432,563            $         -
   Accounts receivable, less allowance for doubtful accounts
     of $281,115 and $128,602, respectively                                  3,002,358              3,047,265
   Other receivables (note 2)                                                1,671,842                 82,180
   Inventories (note 3)                                                         35,023                186,563
   Other current assets (note 4)                                               664,859                933,760
    Restricted cash and cash equivalents (note 5)                              517,734              2,145,362
                                                                           -----------            -----------
       Total current assets                                                  6,324,379              6,395,130
                                                                           -----------            -----------

Property, plant and equipment                                               22,825,727             26,451,740
   Less accumulated depreciation                                           (10,784,662)           (10,429,868)
                                                                           -----------            -----------
       Net property, plant and equipment                                    12,041,065             16,021,872
                                                                           -----------            -----------

Restricted cash and cash equivalents (note 5)                                2,571,138                171,898
Bond and debt issuance costs, less accumulated amortization of
   $205,732 and $197,580, respectively                                         122,602                130,754
Goodwill, less accumulated amortization of $303,102 and
   $238,025, respectively                                                    1,768,811              1,833,888
Other assets                                                                   436,662                441,866
                                                                           -----------            -----------

                                                                           $23,264,657            $24,995,408
                                                                           -----------            -----------
                                                                           -----------            -----------


See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.
                           Consolidated Balance Sheets



                Liabilities and Stockholders' Equity                       June 30, 1998        December 31, 1997
                ------------------------------------                       -------------        -----------------
                                                                            (unaudited)
Current Liabilities:
   Current installments of bonds payable (note 5)                           $   979,187           $  7,567,795
   Notes payable (note 6)                                                       911,042                713,861
   Current installments of long-term debt (note 7)                            2,262,966              2,373,858
   Current installments of capital lease obligations                             47,875                 83,328
   Accounts payable                                                           2,887,335              3,168,128
   Other accrued liabilities                                                  3,739,649              1,652,425
   Deferred grant revenue                                                       386,820                386,820
                                                                            -----------            -----------
       Total current liabilities                                             11,214,874             15,946,215
                                                                            -----------            -----------

Bonds payable, non-current (note 5)                                           5,693,741                      -
Long-term debt, excluding current installments (note 7)                       2,719,186              2,495,195
Notes payable (note 6)                                                          172,631                170,684
Obligations under capital leases, excluding current installments                 15,796                 22,708
Deferred grant revenue, noncurrent                                               25,940                219,350
                                                                            -----------            -----------
     Total liabilities                                                       19,842,168             18,854,152
                                                                            -----------            -----------

Stockholders' Equity (note 9)
   Cumulative preferred stock, $1.00 par value, 250,000 shares authorized, 203,580 issued and outstanding in 1998 and 1997
     (liquidating preference $15.66 per share, aggregating
     $3,187,699, and $15.31 per share, aggregating $3,117,031,
     in 1998 and 1997, respectively)                                            203,580                203,580
   Preferred stock, $1.00 par value, authorized and unissued
     9,750,000 shares in 1998 and 1997                                                -                      -
   Common stock, no par value, authorized 30,000,000 shares,
     17,494,323 and shares issued and outstanding in 1998 and
     1997                                                                       407,800                407,800
   Additional paid-in capital                                                18,604,904             18,604,904
   Accumulated deficit                                                      (15,719,915)           (13,001,148)
                                                                            -----------            -----------
                                                                              3,496,369              6,215,136
   Treasury stock, at cost, 103,760 common shares                               (73,880)               (73,880)
                                                                            -----------            -----------
     Total stockholders' equity                                               3,422,489              6,141,256
                                                                            -----------            -----------
Commitments and contingencies
                                                                            $23,264,657            $24,995,408
                                                                            -----------            -----------
                                                                            -----------            -----------


See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.
                      Consolidated Statements Of Operations
                                   (Unaudited)



                                                                                Three Months Ended June 30,
                                                                                ---------------------------
                                                                                1998                    1997
                                                                                ----                    ----
Revenues:
   Tire-derived fuel sales                                                  $ 1,060,368             $ 1,000,109
   Wire sales                                                                   177,752                 231,399
   Disposal fees, hauling and other revenue                                   5,074,418               6,366,942
                                                                            -----------             -----------
       Total revenues                                                         6,312,538               7,598,450

Operating expenses                                                            5,240,262               5,611,768
General and administrative expenses                                           1,721,768               1,382,377
Depreciation and amortization                                                   617,189                 723,583
                                                                            -----------             -----------
           Operating loss                                                    (1,266,681)               (119,278)
                                                                            -----------             -----------

Other income (expense):
   Interest income                                                               25,528                  29,558
   Interest expense                                                            (219,974)               (232,108)
   Other income                                                                 106,543                  96,705
   Gains on sales of property and equipment                                          -                    8,510
   Gain on involuntary conversion of assets  (note 10)                         146,379                  104,918
                                                                            -----------             -----------
                                                                                58,476                    7,583
                                                                            -----------             -----------

Net loss                                                                     (1,208,205)               (111,695)

Undeclared cumulative preferred stock dividends (note 9)                         35,529                  35,529
                                                                            -----------             -----------

Net loss available to common shareholders                                   $(1,243,734)             $ (147,224)
                                                                            -----------             -----------
                                                                            -----------             -----------

Net loss per share                                                               $ (.07)                 $ (.01)
                                                                            -----------             -----------
                                                                            -----------             -----------

Weighted average number of common shares
   outstanding                                                               17,390,563              17,338,861
                                                                            -----------             -----------
                                                                            -----------             -----------


See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.
                      Consolidated Statements Of Operations
                                   (Unaudited)



                                                                                 Six Months Ended June 30,
                                                                                 -------------------------
                                                                                1998                   1997
                                                                                ----                   ----
Revenues:
   Tire-derived fuel sales                                                  $ 2,096,295            $ 1,810,274
   Wire sales                                                                   505,514                357,021
   Disposal fees, hauling and other revenue                                   9,821,863             11,285,614
                                                                            -----------            ------------
     Total revenues                                                          12,423,672             13,452,909

Operating expenses                                                           10,133,807             10,237,844
General and administrative expenses                                           3,562,294              2,687,319
Depreciation and amortization                                                 1,327,688              1,395,166
                                                                            -----------            ------------
                                                                             (2,600,117)              (867,420)
                                                                            -----------            ------------

Other income (expense):
   Interest income                                                               50,220                 68,036
   Interest expense                                                            (434,169)              (464,758)
   Other income                                                                 202,948                324,158
   Gains on sales of property and equipment                                           -                  8,510
   Gain on involuntary conversion of assets (note 10)                            62,351                164,918
                                                                            -----------            ------------
                                                                               (118,650)               100,864
                                                                            -----------            ------------

Net loss                                                                     (2,718,767)              (766,556)

Undeclared cumulative preferred stock dividends (note 9)                         70,668                 70,668
                                                                            -----------            ------------

Net loss available to common shareholders                                   $(2,789,435)           $  (837,224)
                                                                            -----------            ------------
                                                                            -----------            ------------

Net loss per share                                                               $ (.16)                $(0.05)
                                                                            -----------            ------------
                                                                            -----------            ------------

Weighted average number of common
   shares outstanding                                                        17,390,563             17,304,755
                                                                            -----------            ------------
                                                                            -----------            ------------


See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                                Six Months Ended June 30,
                                                                                -------------------------
                                                                                1998                   1997
                                                                                ----                   ----
Cash flows from operating activities:
   Net loss                                                                 $(2,718,767)            $  (766,556)
   Adjustments to reconcile net loss to net cash provided by
     operating activities:
       Depreciation and amortization                                          1,262,611               1,320,904
       Provision for losses on accounts receivables                             171,000                  48,000
       Gains on sales of property, plants and equipment                               -                  (8,510)
       Gain on involuntary conversion of assets                                 (62,351)                      -
       Amortization of goodwill                                                  65,077                  67,865
       Interest imputed on discounted note payable                                1,947                   6,652
       Amortization of bond premium                                             (34,867)                (26,798)
   Changes in assets and liabilities:
     Accounts receivable                                                       (126,093)               (347,346)
     Note and other receivables                                               2,566,020                 593,935
     Inventories                                                                151,540                 331,203
     Other current assets                                                       268,901                  49,384
     Other assets                                                               (20,354)                (32,881)
     Accounts payable                                                          (280,793)                374,054
     Accrued liabilities                                                      1,367,402                  28,382
     Deferred grant revenue                                                    (193,410)               (193,410)
       Deferred revenue                                                               -                  14,000
     Other                                                                        5,227                 (18,500)
                                                                            -----------             ------------
       Net cash provided by operating activities                              2,423,090               1,440,378
                                                                            -----------             ------------

Cash flows from investing activities:
   Proceeds received on sales of property, plant and equipment                        -                   8,510
   Purchases of property, plant and equipment                                  (626,830)             (1,477,935)
   Cash placed in restricted accounts                                        (3,673,187)             (1,348,093)
   Cash payments out of restricted accounts                                   2,901,575               1,068,822
                                                                            -----------             ------------
       Net cash used by investing activities                                 (1,398,442)             (1,748,696)
                                                                            -----------             ------------

Cash flows from financing activities:
   Payment of bonds payable                                                    (860,000)               (805,000)
   Proceeds from issuance of notes payable                                      830,244                 211,484
   Payment of notes payable                                                    (633,063)               (606,137)
   Proceeds from issuance of long term debt                                     416,941                       -
   Repayment of long-term debt                                                 (303,842)               (184,981)
   Repayment of capital lease obligations                                       (42,365)                (97,051)
   Proceeds from issuance of common stock                                             -                  62,905
                                                                            -----------             ------------
       Net cash used by financing activities                                   (592,085)             (1,418,780)
                                                                            -----------             ------------

Net increase (decrease) in cash and cash equivalents                            432,563              (1,727,098)
Cash and cash equivalents at beginning of period                                      -               1,892,427
                                                                            -----------             ------------
Cash and cash equivalents at end of period                                    $ 432,563               $ 165,329
                                                                            -----------             ------------
                                                                            -----------             ------------


See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.
                   Notes to Consolidated Financial Statements

                                  June 30, 1998


Note 1:  ADJUSTMENTS
         The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. The results of operations for the three months and six months ended June 30, 1998, are not necessarily indicative of operating results for the entire year. For further information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Note 2:  OTHER RECEIVABLES
         Other receivables includes $1,557,750 due from an insurance company for property damage insurance related to the Dupo fire (see note 10). The Company received $350,000 of this amount as of August 19, 1998.

Note 3:  INVENTORIES
         The components of inventories at June 30, 1998 and December 31, 1997 are as follows:

                                                                 June 30, 1998               December 31, 1997
                                                                 -------------               -----------------
            Manufactured fuel inventory                              $ 13,850                     $ 103,245
            Manufactured wire inventory                                     -                         8,478
            Work-in-process                                            21,173                        74,840
                                                                     --------                     ---------
                                                                     $ 35,023                     $ 186,563
                                                                     --------                     ---------
                                                                     --------                     ---------

Note 4:  OTHER CURRENT ASSETS
         Other current assets at June 30, 1998 and December 31, 1997 are as follows:

                                                                 June 30, 1998               December 31, 1997
                                                                 -------------               -----------------
            Prepaid insurance                                       $ 302,888                     $ 386,684
            Parts inventory                                           266,406                       473,473
            Other                                                      95,565                        73,603
                                                                    ---------                     ---------
                                                                    $ 664,859                     $ 933,760
                                                                    ---------                     ---------
                                                                    ---------                     ---------

Note 5:  BONDS PAYABLE
         In connection with the bonds issued to provide funding for the construction of the Illinois facilities, the Company was in default with respect to the debt service payments and sinking fund payments due February 1, 1998. The principal and interest payments due February 1, 1998 on the bonds were paid out of the debt service reserve trust included in restricted cash. In May 1988, the Company replenished all of the debt service reserve funds and one of the two sinking funds. As of June 30, 1998, the remaining sinking fund has not been replenished; therefore, the Company continues to remain in default at June 30, 1998. However, on August 12, 1998 this default was cured in connection with the issuance of $6,675,000 of new bonds which refunded the existing bonds. Since the default existing at June 30, 1998 was subsequently cured, the long-term portion of the refunded bonds as of June 30, 1998 was reclassified to long-term liabilities.

In connection with this early extinguishment of debt, the Company expects to record a loss of approximately $31,000 in the third quarter.

Note 6:  NOTES PAYABLE
         On June 30, 1998, the Company was in default due to non-payment of the final installment of promissory notes payable in the amount of $150,000 issued in connection with the acquisition of U.S. Tire Recycling Partners, L.P. (U.S.
Tire). One of the noteholders has made demand for payment.

Note 7:  LONG-TERM DEBT
         As of June 30, 1998, the Company was not in compliance with all required covenants as a result of non-compliance with a current ratio financial covenant. The Company received a waiver from the bondholder which expires November 30, 1998; however, since the waiver expires within the next twelve months, the note has accordingly been classified in current liabilities.

Note 8:  CONVERTIBLE SUBORDINATED NOTES
         In connection with the purchase of U.S. Tire in December 1996, the Company issued convertible subordinated notes in the aggregate amount of $1,850,000 payable to the former equity holders of U.S. Tire. The Company was in default on the convertible subordinated notes as a result of non-payment of interest due January 15, 1998, April 15, 1998 and July 15, 1998. Upon occurrence of an event of default, as defined, the noteholders may convert the notes to common stock of the Company at a reduced price of $1.00 per share or foreclose on the common stock of New U.S. Tire Recycling Corporation, a wholly-owned subsidiary of the Company which owns 84% of U.S. Tire.

Note 9   PREFERRED STOCK DIVIDENDS
         Undeclared cumulative preferred stock dividends were $1,151,899 and $1,009,393 at June 30, 1998 and 1997, respectively. Net loss is adjusted by the effect of undeclared dividends on preferred stock of $70,668 and $70,668 for the six months ended June 30, 1998 and 1997, respectively, and by $35,529 and $35,529 for the three months ended June 30, 1998 and 1997, respectively. The effect was to increase net loss per common share by $.004 and by $.004 for the six months ended June 30, 1998 and 1997, respectively, and increase net loss per common share by $.002 and $.002 for the three months ended June 30, 1998 and 1997, respectively. Basic and diluted earnings per share are the same in 1998 and 1997.

Note 10: INVOLUNTARY CONVERSION OF ASSETS
         On March 21, 1998, the Company's Marseilles, Illinois facility was substantially destroyed by fire. The facility is covered by replacement and business interruption insurance. This involuntary conversion of assets was estimated and recognized in the three months ended March 31, 1998, as follows:

       Estimated insurance proceeds to be received on property         $ 2,597,932
       Net book value of property destroyed                             (2,039,379)
                                                                       -----------
       Gain on involuntary conversion of property                          558,553

       Estimated clean-up costs                                           (642,581)
                                                                       -----------
       Net loss on involuntary conversion                              $   (84,028)
                                                                       -----------
                                                                       -----------

         On June 28, 1998, the Company's Dupo, Illinois facility was damaged by fire. The facility is covered by replacement and business interruption insurance. This involuntary conversion of assets was estimated and recognized in the three months ended June 30, 1998, as follows:

       Estimated insurance proceeds to be received on property         $ 1,557,750
       Net book value of property destroyed                             (1,334,131)
       Gain on involuntary conversion of property                          223,619

       Estimated clean-up costs                                            (77,240)
                                                                       -----------
       Net gain on involuntary conversion                              $   146,379
                                                                       -----------
                                                                       -----------

Note 11: STATEMENTS OF CASHFLOWS
         The Company paid $409,147 and $523,412 for interest for the six months ended June 30, 1998 and 1997, respectively. No income taxes were paid during the six months ended June 30, 1998 and 1997.

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


                                GENERAL COMMENTS

         The Company suffered a net loss of $1,208,205 on revenues of $6,312,538 in the second quarter of 1998 compared to a net loss of $111,695 on revenues of $7,598,450 during the same period in 1997. While revenues from product sales remained essentially static compared with the same period in 1997, the Company experienced a decrease of approximately $1,282,000 in disposal fees and hauling revenue which caused total revenues to decline by approximately $1,276,000 in 1998 from the comparable 1997 period. This decrease in hauling fees resulted primarily from the fact that the Marseilles facility was non-operational for the entire period as a result of a fire experienced in March, and from the Company's decision to convert its Portland facility from a TDF production facility, to a "black rubber" (a feedstock rubber) facility. Operating expenses in the period declined $371,000 as a result of the reduced level of activity at Marseilles, which decline was offset by an increase in general and administrative expenses in the amount of $339,000 attributable to an increase in bad debt reserve, an increase in worker's compensation accruals, and one time termination charges, associated with the conversion of the Portland facility.

         Because of continued weakness in demand for TDF in the Northwest, the Company discontinued production of that product at its Portland facility as of June 30. In July, the Company entered into a contract with a local manufacturer of rubber products to supply that company with a black rubber product similar to TDF, which is used as a crumb rubber feedstock. Production of this product comes from the recycling of truck tires only, which do not contain any of the white wall found in automobile tires. Accordingly, as of June 30, the Company discontinued the acceptance of automobile tires, and as a consequence, future volumes at the Portland facility will be substantially reduced from prior periods.

         The Houston facility showed increased levels of tire flow and disposal fees in the second quarter of 1998 compared to the first quarter of 1998 which resulted in an improvement in its profitability from the first quarter. The decrease in activity throughout the State of Texas which was experienced in the first quarter stemming from the termination of that State's tire subsidy program, has leveled off, and the Company expects that the free market environment which now dominates the market in Texas will result in volume levels similar to the past.

         TDF markets in Atlanta remain strong, but as a result of production management turnover, the Company's Atlanta facility fell short of reaching Management's production targets in the second quarter, and consequently failed to meet profitability goals.

         Operations at the Company's Philadelphia facility improved during the second quarter as the Company continued to supply its new TDF customer who was brought on in March. As a result of that customer's demand for TDF, the Philadelphia facility is aggressively seeking out additional sources of tires in its market so that its production levels can increase to fulfill product demand.

         On June 28, the Company's Dupo facility sustained significant damage as a result of a fire. The Company has subsequently determined that the loss is fully covered by insurance, both with respect to the physical loss of the improvements and the costs of remediating the property. Despite this event, and the Marseilles fire, the Company continued to make progress on the issuance of two new industrial revenue bond issues, proceeds from which were received by the Company on August 12, and used to retire existing industrial revenue bond issues. Both Illinois facilities are presently being rebuilt, and the Company anticipates that they will be placed back into operation before the end of the year. TDF markets for both facilities remain strong. The Company is continuing its efforts in several states contiguous to Illinois to bring tires to both facilities when they return to production.

         The Company's North Carolina facility fell marginally short of Management's projections for the quarter. Nonetheless, it remains solidly profitable with strong volumes of tire inflow and product production.


                              RESULTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 1998 COMPARED
                      WITH THREE MONTHS ENDED JUNE 30, 1997


Total revenues of $6,312,538 for the second quarter of 1998 were 17% lower than the $7,598,450 earned for the same period in 1997. TDF sales were up slightly with a 6% increase primarily due to stronger sales at the Atlanta and Philadelphia plants. Improved TDF sales at the Atlanta plant for the second quarter of 1998 compared to the same period in 1997 as 1998 reflects the facility in full production whereas in 1997 the facility was under reconstruction until late May 1997 following the November 1996 fire. TDF sales at the Philadelphia plant improved significantly reflecting a new addition to that facility's customer base. TDF sales were also up for the Dupo facility. These increases in TDF sales were offset by decreased TDF sales at the Houston, Portland, and Marseilles. TDF sales continue to suffer in Portland due to a week TDF market in that region. TDF sales for Marseilles were down since the plant was not producing TDF as a result of the March 21, 1998 fire. Wire sales for the second quarter of 1998 compared to 1997 were down 23% primarily due to the fire at the Marseilles plant. Portland and Houston wire sales were also down due to a softened scrap wire market. Disposal, hauling and other revenue was down 20% in the second quarter of 1998 compared to the same period in 1997 due to decreased tire flow at the Portland, Philadelphia, U.S. Tire, and Marseilles plants. Tire flow for the Philadelphia facility was down in 1998 compared to 1997 as there was a large scrap tire cleanup project in 1997. Tire flow at the Portland plant decreased primarily due to management's efforts to restructure that facility's tire flow. The Marseilles plant experienced a decreased tire flow due to the fire discussed previously. Although the Marseilles plant continues to provide disposal services to its customers, tipping fees were increased to cover the additional disposal costs incurred by the facility during the rebuilding phase. This increase in tipping fees had the effect of reducing tire flow. While tire flow at the Baytown plant was only slightly down for the second quarter of 1998 compared to the same period in 1997, tipping fees were down due to the elimination of the state subsidy in Texas for the disposal of tires. The elimination of this subsidy resulted in downward pressure on tipping fees. Although tire flow rebounded in the second quarter of 1998 compared to the first quarter of 1998 following elimination of the state subsidy, the resulting downward pressure on tipping fees caused disposal revenue for the Baytown plant to decrease in the second quarter of 1998 compared to the same period in 1997.

Operating expenses for the second quarter of 1998 were $5,240,262 or 83% of revenues, down from $5,611,768 or 74% of revenues for the second quarter of 1997. The increase in operating costs as a percentage of revenues is primarily due to the overall decreased tire flow as discussed above at the Portland, Houston, and Marseilles plants.

While operating costs for these facilities decreased in the second quarter of 1998 compared to the same period in 1997, the decrease in operating costs was outpaced by the corresponding decrease in revenues. The resistance to a greater decrease in operating costs is primarily due to costs accrued for unusual items relating to the Marseilles and Dupo fires for disposal activity, as well as the restructuring and down-sizing of the Portland plant in response to the weak TDF market in that region. The restructuring of the Portland plant resulted in a write-off of TDF inventory and the accrual of processing and disposal costs. Operating costs were up for the Atlanta plant due to unusual repairs and maintenance costs incurred in the second quarter of 1998.

General and administrative expenses of $1,721,768 for the second quarter of 1998 were 25% higher when compared to $1,382,377 for the same period in 1997. As a percentage of revenues, general and administrative expenses were higher at 27% for the three months ending June 30, 1998 compared to 18% for the same period in 1997. The increase is primarily due to increases in corporate management, staff, personnel and worker's compensation and medical insurance costs, other administrative costs, and bad debt reserves. Additional costs have been incurred for consulting fees relating to management's efforts to restructure the Company's debt, particularly the Illinois bonds, and explore alternatives in recapitalizing the Company.

Depreciation and amortization expense decreased 15% to $617,189 from $723,583 in the second quarter of 1998 compared to the same period in 1997. The decrease is primarily due to the total destruction of the Marseilles facility by fire on March 21, 1998.

Interest expense decreased 5% to $219,974 in the second quarter of 1998 compared to $232,108 in the second quarter of 1997 primarily due to debt service on bonds payable and other debt.

Other income is relatively unchanged for the second quarter of 1998 compared to the same period in 1997 and is composed primarily of deferred grant revenue.

Gain on involuntary conversion of assets represents the net gain recognized as a result of the Dupo plant fire that occurred on June 28, 1998.


                              RESULTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 1998 COMPARED
                       WITH SIX MONTHS ENDED JUNE 30, 1997

Total revenues of $12,423,672 for the six months ended June 30, 1998 were 8% lower than the $13,452,909 earned for the same period in 1997. While TDF sales were 16% higher and wire sales were 42% higher in the first six months of 1998 compared to the same period in 1997, disposal, hauling and other revenues were down 13% in 1998 compared to 1997, resulting in the overall decrease in total revenue. Disposal, hauling and other revenue was down primarily due to the restructuring of the Portland plant, the elimination of the scrap tire disposal subsidy in Texas, and the fire at the Marseilles plant, as discussed previously.

Operating expenses for the first half of 1998 were $10,133,807 or 82% of total revenues compared to $10,237,844 or 76% of total revenues for 1997. Operating costs as a percent of revenues increased primarily as a result of a decreased tire flow at the Portland plant, as well as increased costs associated with the elimination of the Texas scrap tire disposal subsidy, and the fire at the Marseilles plant discussed previously. General and administrative expenses of $3,562,294 for the six months ended June 30, 1998 were 33% higher when compared to $2,687,319 for the same period in 1997. As a percentage of revenues, general and administrative expenses were higher at 29% for the six months ended June 30, 1998 compared to 20% for the same period in 1997. The increase is primarily due to increases in corporate management, staff, personnel and worker's compensation and medical insurance costs, other administrative costs, bad debt reserves, and consulting fees. Depreciation and amortization decreased 5% to $1,327,688 for the six months ended June 30, 1998 from $1,395,166 for the same period in 1997. The decrease is due to the decrease in depreciable assets at the Marseilles plant as a result of the fire which occurred on March 21, 1998.

Interest expense decreased 7% to $434,169 for the six months ended June 30, 1998 compared to $464.758 for the same period in 1997 primarily due to debt service on bonds payable and other debt.

Other income decreased 37% in the first six months of 1998 compared to the same period in 1997 as a result of a non-recurring sale of a metering unit in 1997 to an electric power utility. Gain on involuntary conversion of assets represents the net gain recognized on the Marseilles and Dupo plants resulting from fires at those facilities on March 21, 1998 and June 28, 1998, respectively.


                     FINANCIAL CONDITION AS OF JUNE 30, 1998

         The Company's working capital deficit declined to $4,890,495 from $8,808,602 at the end of the first quarter of 1998. In subsequent events on August 12, 1998, the Illinois bonds, which were in default and accordingly classified in current liabilities, were refunded by new bonds. As a result of the retirement of the original Illinois bonds, the Company was no longer in default. Accordingly, as of June 30, 1998 the long-term portion of the refunded bonds have been reclassified to long-term liabilities, thereby significantly reducing the level of current liabilities and the working capital deficit. Notwithstanding this change, the Company's working capital has been adversely affected by the operating losses that the Company has sustained in the past nine months. Additionally, although the Company received a waiver until November 30, 1998 for noncompliance with a current ratio requirement, the Company's Atlanta bonds continue to be classified in current liabilities since the waiver expires within twelve months.

         Management continues to remain sensitive to the risk that the Company will not have the financial strength to sustain itself if operating losses continue. The Company is actively seeking additional sources of debt and equity financing, the funding of which would go primarily to resolve the working capital deficit.

                                     PART II
                                OTHER INFORMATION


                                                                       Form 10-Q
                                                                         Part II


Item 5.  OTHER INFORMATION

         Pursuant to Rule 14a-4, shareholder proposals at the Company's 1999 annual meeting must be submitted no later than March 16, 1999.

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



                                  WASTE RECOVERY, INC.



DATE:  August 19, 1998            /s/ DAVID G. GREENSTEIN
                                  -----------------------
                                  By:  David G. Greensetin
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)

                                  /s/ DONALD R. PHILLIPS
                                  -----------------------
                                  By:  Donald R. Phillips
                                       Vice President (Principal Accounting
                                       Officer)