Form 10-Q
period 1998-09-30
WASTE RECOVERY INC
filed 1998-11-16
CIK 710118

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934
                    For The Quarter Ended September 30, 1998
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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the latest practicable date. Common stock, no par value 17,494,323, November 13, 1998.

PART I:  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS


                              WASTE RECOVERY, INC.
                           Consolidated Balance Sheets


                                Assets                                  September 30, 1998      December 31, 1997
                                ------                                  ------------------      -----------------
                                                                           (unaudited)
Current Assets:
   Cash and cash equivalents                                              $     63,473            $         -
   Accounts receivable, less allowance for doubtful accounts
     of $49,426 and $128,602, respectively                                   2,541,105              3,047,265
   Other receivables  (note 2)                                               1,034,726                 82,180
   Inventories  (note 3)                                                        21,173                186,563
   Other current assets  (note 4)                                            1,241,465                933,760
   Restricted cash and cash equivalents  (note 5)                              143,867              2,145,362
                                                                          ------------            -----------
       Total current assets                                                  5,045,809              6,395,130
                                                                          ------------            -----------

Property, plant and equipment                                               22,319,220             26,451,740
   Less accumulated depreciation                                           (10,984,103)           (10,429,868)
                                                                          ------------            -----------
       Net property, plant and equipment                                    11,335,117             16,021,872
                                                                          ------------            -----------

Construction in progress                                                     2,739,250                      -

Restricted cash and cash equivalents  (note 5)                               1,820,605                171,898
Bond and debt issuance costs, less accumulated amortization of
   $209,808 and $197,580, respectively                                         575,793                130,754
Goodwill, less accumulated amortization of $337,035 and
   $238,025, respectively                                                    1,734,878              1,833,888
Other assets                                                                   459,885                441,866
                                                                          ------------            -----------

                                                                           $23,711,337            $24,995,408
                                                                          ============            ===========

See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.
                           Consolidated Balance Sheets


                Liabilities and Stockholders' Equity                    September 30, 1998      December 31, 1997
                ------------------------------------                    ------------------      -----------------
                                                                            (unaudited)
Current Liabilities:
   Current installments of bonds payable   (note 5)                       $     260,000         $    7,567,795
   Notes payable   (note 6)                                                   1,630,920                713,861
   Current installments of long-term debt   (note 7)                            906,118              2,373,858
   Current installments of capital lease obligations                             33,436                 83,328
   Accounts payable                                                           3,255,508              3,168,128
   Other accrued liabilities                                                  3,188,399              1,652,425
   Deferred grant revenue                                                       316,055                386,820
                                                                          -------------          -------------
       Total current liabilities                                              9,590,436             15,946,215
                                                                          -------------          -------------

Bonds payable, non-current (note 5)                                           6,415,000                      -
Long-term debt, excluding current installments   (note 7)                     3,952,052              2,495,195
Notes payable   (note 6)                                                        173,605                170,684
Obligations under capital leases, excluding current installments                 12,046                 22,708
Deferred grant revenue, noncurrent                                                    -                219,350
                                                                          -------------         --------------
     Total liabilities                                                       20,143,139             18,854,152
                                                                          -------------         --------------

Stockholders' Equity (note 9)
   Cumulative preferred stock, $1.00 par value, 250,000 shares authorized,
     203,580 issued and outstanding in 1998 and 1997 (liquidating preference $15.83 per share, aggregating $3,223,618, and $15.31 per
     share, aggregating $3,117,031, in 1998 and 1997, respectively)             203,580                203,580
   Preferred stock, $1.00 par value, authorized and unissued
     9,750,000 shares in 1998 and 1997                                                -                      -
   Common stock, no par value, authorized 30,000,000 shares,
     17,494,323 and shares issued and outstanding in 1998 and 1997              407,800                407,800
   Additional paid-in capital                                                18,604,904             18,604,904
   Accumulated deficit                                                      (15,574,206)           (13,001,148)
                                                                            -----------            ------------
                                                                              3,642,078              6,215,136
   Treasury stock, at cost, 103,760 common shares                               (73,880)               (73,880)
                                                                            -----------            ------------
     Total stockholders' equity                                               3,568,198              6,141,256
                                                                            ------------           ------------
Commitments and contingencies                                              $ 23,711,337           $ 24,995,408
                                                                           ============           ============

See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.
                      Consolidated Statements Of Operations
                                   (Unaudited)

                                                                             Three Months Ended September 30,
                                                                            ----------------------------------
                                                                               1998                    1997
                                                                            -----------          --------------
Revenues:
   Tire-derived fuel sales                                                 $    832,666           $   1,099,131
   Wire sales                                                                    67,769                 233,676
   Disposal fees, hauling and other revenue                                   4,654,159               6,529,426
                                                                           ------------           -------------
       Total revenues                                                         5,554,594               7,862,233

Operating expenses                                                            3,962,017               5,684,919
General and administrative expenses                                           1,416,560               1,398,509
Depreciation and amortization                                                   572,731                 742,330
                                                                            -----------            ------------
         Operating loss                                                        (396,714)                (36,475)
                                                                            -----------            ------------
Other income (expense):
   Interest income                                                               33,234                  12,861
   Interest expense                                                            (242,915)               (231,751)
   Other income                                                                 153,725                  96,705
   Gains on sales of property and equipment                                      74,152                       -
   Gain on involuntary conversion of assets  (note 10)                          524,227                       -
                                                                           ------------            ------------
                                                                                542,423                (122,185)
                                                                           ------------            ------------

Net income (loss)                                                               145,709                 (85,710)

Undeclared cumulative preferred stock dividends (note 9)                         35,919                  35,919
                                                                           ------------             -----------

Net income (loss) available to common shareholders                        $     109,790            $   (121,629)
                                                                          =============            ============

Net income (loss) per share                                               $         .01            $       (.01)
                                                                          =============           =============

Weighted average number of common shares outstanding                         17,390,563              17,339,494
                                                                          =============           =============


See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.
                      Consolidated Statements Of Operations
                                   (Unaudited)

                                                                             Nine Months Ended September 30,
                                                                             -------------------------------
                                                                               1998                   1997
                                                                              ------                 ------
Revenues:
   Tire-derived fuel sales                                                 $  2,928,961          $   2,909,405
   Wire sales                                                                   573,283                590,697
   Disposal fees, hauling and other revenue                                  14,476,022             17,830,320
                                                                           ------------          -------------
     Total revenues                                                          17,978,266             21,330,422

Operating expenses                                                           14,095,824             15,938,044
General and administrative expenses                                           4,978,854              4,085,827
Depreciation and amortization                                                 1,900,419              2,137,496
                                                                           -------------          ------------
                                                                             (2,996,831)              (830,945)
                                                                           -------------          ------------
Other income (expense):
   Interest income                                                               83,454                 80,897
   Interest expense                                                            (677,085)              (696,392)
   Other income                                                                 356,674                420,746
   Gains on sales of property and equipment                                      74,152                  8,510
   Gain on involuntary conversion of assets (note 10)                           586,578                164,918
                                                                           -------------          ------------
                                                                                423,773               ( 21,321)
                                                                           -------------          ------------

Net loss                                                                     (2,573,058)              (852,266)

Undeclared cumulative preferred stock dividends (note 9)                        106,587                106,587
                                                                           -------------          ------------

Net loss available to common shareholders                                  $ (2,679,645)          $   (958,853)
                                                                           ============           ============

Net loss per share                                                         $       (.15)          $      (0.06)
                                                                         ==============           ============

Weighted average number of common
   shares outstanding                                                        17,390,563             17,316,335
                                                                         ==============           =============

See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                             Nine Months Ended September 30,
                                                                            ---------------------------------
                                                                                1998                   1997
                                                                               ------                 -------
Cash flows from operating activities:

   Net loss                                                                $ (2,573,058)             $  (852,266)
   Adjustments to reconcile net loss to net cash provided by
     operating activities:
       Depreciation and amortization                                          1,801,409                2,035,699
       Provision for losses on accounts receivable                              202,000                   72,000
       Gains on sales of property, plant and equipment                          (74,152)                  (8,510)
       Gain on involuntary conversion of assets                                (586,578)                       -
       Amortization of goodwill                                                  99,010                  101,797
       Interest imputed on discounted note payable                                2,921                    7,626
       Amortization of bond premium                                             (40,552)                 (58,695)
       Loss on early retirement of debt                                          22,562                        -
Changes in assets and liabilities:
     Accounts receivable                                                        304,160                 (404,021)
     Other receivables                                                        3,727,363                  869,630
     Inventories                                                                165,390                  304,480
     Other current assets                                                      (307,705)                (363,117)
     Other assets                                                               (49,924)                 (36,584)
     Payment of bond issuance costs                                            (457,268)                       -
     Accounts payable                                                            87,380                  351,603
     Accrued liabilities                                                        816,152                  (72,688)
     Deferred grant revenue                                                    (290,115)                (290,115)
     Deferred revenue                                                                 -                   14,000
     Other                                                                       (4,810)                 (49,113)
                                                                           ------------              -----------
       Net cash provided by operating activities                              2,844,185                1,621,726
                                                                           ------------              -----------

Cash flows from investing activities:
   Proceeds received on sales of property, plant and equipment                  122,000                    8,510
   Purchases of property, plant and equipment                                (3,226,317)              (1,663,339)
   Cash placed in restricted accounts                                        (4,256,952)              (1,394,733)
   Cash payments out of restricted accounts                                   4,609,740                1,068,822
                                                                           ------------              -----------
       Net cash used by investing activities                                 (2,751,529)              (1,980,740)
                                                                           ------------              -----------
Cash flows from financing activities:
   Payment of bonds payable                                                  (7,549,805)                (805,000)
   Proceeds from issuance of bonds payable                                    6,675,000                       -
   Proceeds from issuance of notes payable                                    1,721,703                  679,130
   Payment of notes payable                                                    (804,644)              (1,024,102)
   Proceeds from issuance of long term debt                                     416,941                  241,785
   Repayment of long-term debt                                                 (427,824)                (542,185)
   Repayment of capital lease obligations                                       (60,554)                (141,911)
   Proceeds from issuance of common stock                                             -                   64,030
                                                                           ------------              -----------
       Net cash used by financing activities                                    (29,183)              (1,528,253)
                                                                           ------------              -----------

Net increase (decrease) in cash and cash equivalents                             63,473               (1,887,267)
Cash and cash equivalents at beginning of period                                      -                1,892,427
                                                                           ------------              -----------
Cash and cash equivalents at end of period                                 $     63,473              $     5,160
                                                                           ============              ===========

See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.
                   Notes to Consolidated Financial Statements

                               September 30, 1998

Note 1:  ADJUSTMENTS

     The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. The results of operations for the three months and nine months ended September 30, 1998, are not necessarily indicative of operating results for the entire year. For further information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Note 2:  OTHER RECEIVABLES

     Other receivables includes $957,750 due from an insurance company for property damage insurance related to the Dupo fire (see note 10). The Company received $500,000 of this amount as of November 12, 1998.

Note 3:  INVENTORIES

     The components of inventories at September 30, 1998 and December 31, 1997 are as follows:

                                                              September 30, 1998       December 31, 1997
                                                              ------------------       -----------------
            Manufactured fuel inventory                            $      -                $ 103,245
            Manufactured wire inventory                                   -                    8,478
            Work-in-process                                          21,173                   74,840
                                                                   --------                ---------
                                                                   $ 21,173                $ 186,563
                                                                   ========                =========

Note 4:  OTHER CURRENT ASSETS

     Other current assets at June 30, 1998 and December 31, 1997 are as follows:

                                                               June 30, 1998           December 31, 1997
                                                               -------------           -----------------
            Prepaid insurance                                   $   957,435                $ 386,684
            Parts inventory                                         199,133                  473,473
            Other                                                    84,897                   73,603
                                                                -----------                ---------
                                                                $ 1,241,465                $ 933,760
                                                                ===========                =========

Note 5:  BONDS PAYABLE

     In connection with the bonds issued to provide funding for the construction of the Illinois facilities, the Company was in default with respect to the debt service payments and sinking fund payments due February 1, 1998. The principal and interest payments due February 1, 1998 on the bonds were paid out of the debt service reserve trust included in restricted cash. In May 1998, the Company replenished all of the debt service reserve funds and one of the two sinking funds. On August 12, 1998 the default was cured in connection with the issuance of $6,675,000 of new bonds which refunded the original bonds. $850,000 of the newly issued bonds carry a rate of 6.9% and mature on February 1, 2003. The remaining $5,825,000 of new bonds bear interest at 5.9% and mature on February 1, 2014. For all of the bonds, interest is payable semi-annually with principal due annually.

     In connection with this early extinguishment of debt, the Company recorded a loss of $22,262 in the third quarter of 1998.

Note 6:  NOTES PAYABLE

     On September 30, 1998, the Company was in default due to non-payment of the final installment of promissory notes payable in the amount of $150,000 issued in connection with the acquisition of U.S. Tire Recycling Partners, L.P. (U.S. Tire). One of the noteholders has made demand for payment. These notes were extinguished on October 13, 1998 in connection with the sale of U.S. Tire.

Note 7:  LONG-TERM DEBT

     As of September 30, 1998, the Company was not in compliance with all required covenants as a result of non-compliance with a current ratio financial covenant. The Company received a waiver from the bondholder which expires November 30, 1999.

Note 8:  CONVERTIBLE SUBORDINATED NOTES

     In connection with the purchase of U.S. Tire in December 1996, the Company issued convertible subordinated notes in the aggregate amount of $1,850,000 payable to the former equity holders of U.S. Tire. The Company was in default on the convertible subordinated notes as a result of non-payment of interest due January 15, 1998, April 15, 1998 and July 15, 1998. Upon occurrence of an event of default, as defined, the noteholders may convert the notes to common stock of the Company at a reduced price of $1.00 per share or foreclose on the common stock of New U.S. Tire Recycling Corporation, a wholly-owned subsidiary of the Company which owns 84% of U.S. Tire. These notes were extinguished on October 13, 1998 in connection with the sale of U.S. Tire.

Note 9:  PREFERRED STOCK DIVIDENDS

     Undeclared cumulative preferred stock dividends were $1,187,818 and $1,045,312 at September 30, 1998 and 1997, respectively. Net loss is adjusted by the effect of undeclared dividends on preferred stock of $106,587 and $106,587 for the nine months ended September 30, 1998 and 1997, respectively, and by $35,919 and $35,919 for the three months ended September 30, 1998 and 1997, respectively. The effect was to increase net loss per common share by $.006 and by $.004 for the nine months ended September 30, 1998 and 1997, respectively, and decrease net income per common share by $.002, and increase net loss per common share by $.002 for the three months ended September 30, 1998 and 1997, respectively. Basic and diluted earnings per share are the same in 1998 and 1997.

Note 10:  INVOLUNTARY CONVERSION OF ASSETS

     On March 21, 1998, the Company's Marseilles, Illinois facility was substantially destroyed by fire. The facility is covered by replacement and business interruption insurance. This involuntary conversion of assets was estimated and recognized in the three months ended March 31, 1998, as follows:

       Estimated insurance proceeds to be received on property     $ 2,597,932
       Net book value of property destroyed                         (2,039,379)
                                                                   -----------
       Gain on involuntary conversion of property                      558,553

       Estimated clean-up costs                                       (642,581)
                                                                   -----------
       Net loss on involuntary conversion                          $   (84,028)
                                                                   ===========

     On June 28, 1998, the Company's Dupo, Illinois facility was damaged by fire. The facility is covered by replacement and business interruption insurance. This involuntary conversion of assets was estimated and recognized in the three months ended June 30, 1998, as follows:

       Estimated insurance proceeds to be received on property     $ 1,557,750
       Net book value of property destroyed                         (1,334,131)
                                                                   -----------
       Gain on involuntary conversion of property                      223,619

       Estimated clean-up costs                                       (77,240)
                                                                   -----------
       Net gain on involuntary conversion                          $  146,379
                                                                   ===========

     In August 1998, the Company received additional insurance proceeds in connection with the Marseilles fire totalling $524,227 resulting in a net gain on involuntary conversion for both facilities of $586,578 for the nine months ended September 30, 1998.

Note 11: STATEMENTS OF CASHFLOWS

     The Company paid $677,811 and $832,588 for interest for the nine months ended September 30, 1998 and 1997, respectively. No income taxes were paid during the nine months ended September 30, 1998 and 1997.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company owns and operates plants in or geographically near Houston, Texas, Atlanta, Georgia, Portland, Oregon, Philadelphia, Pennsylvania, St. Louis, Missouri, and Chicago, Illinois.

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

     On October 13, 1998 the Company sold it's North Carolina facility (U.S.
Tire) in exchange for cash, assumption of debt related to the original acquisition of U.S. Tire, and Waste Recovery, Inc. common stock. The plant was sold to facilitate management's plans to restructure the Company's debt and generate additional cash flow. The Company expects to report a loss on the sale of U.S. Tire in the fourth quarter of 1998.

     On November 10, 1998 the Company entered into a loan agreement with a third party lender that provides for a $250,000 term loan and a line of credit which are secured by substantially all of the Company's accounts receivable and a portion of the Company's property, plant and equipment. The loan was obtained to provide additional working capital and facilitate the implementation of management's plan to restructure the Company.

     To date, the effects of inflation on the Company's operations have been negligible.

                                GENERAL COMMENTS

     The Company earned net income of $145,709 on revenues of $5,554,594 in the third quarter of 1998 compared to a net loss of $85,710 on revenues of $7,862,233 during the same period in 1997. Net income in the third quarter of 1998 is primarily the result of additional insurance proceeds received in connection with the March 21, 1998 fire at the Marseilles plant. Revenues decreased $2,307,639 or 29% in the third quarter of 1998 compared to the same period in 1997. TDF sales were down $266,465 or 24% primarily due to the Marseilles and Dupo plants (the "Illinois plants"), which were both under reconstruction in the third quarter of 1998. Wire sales were also down approximately 70% due to the Illinois plants as well as an overall softening in the scrap steel market in the Atlanta and Houston areas. Disposal, hauling, and other revenue decreased $1,875,267 or 29% in the third quarter of 1998 compared to the same period in 1997. Disposal and hauling fees were down at both Illinois plants during the third quarter of 1998 due to the fact that the facilities were non-operational during this period as noted previously. Disposal and hauling fees were also down at the Portland plant due to the Company's decision to convert the plant from a TDF production facility to a "black rubber" (a feedstock rubber) facility. Operating expenses for the period declined $1,660,006 or 29% primarily at the Dupo, Marseilles, and Portland plants for the same reasons discussed above.

     Because of continued weakness in demand for TDF in the Northwest, the Company discontinued production of that product at its Portland facility as of June 30. In July, the Company entered into a contract with a local manufacturer of rubber products to supply that company with a black rubber product similar to TDF, which is used as a crumb rubber feedstock. Production of this product comes from the recycling of truck tires only, which do not contain any of the white walls found in automobile tires. Accordingly, as of June 30, the Company discontinued the acceptance of automobile tires, and as a consequence, volumes in the third quarter of 1998 at the Portland facility were significantly lower from prior periods. In connection with the restructuring of the Portland plant, a portion of the plant's hauling equipment and certain of its customer base was sold to a third party on July 8, 1998 in exchange for cash and the forgiveness of debt. Disposal and hauling revenues decreased approximately 80% in the third quarter of 1998 compared to the same period in 1997, while operating expenses decreased by 84%. While sales volumes for the plant's rubber product were down, related revenue was down only slightly reflecting sales of the higher-margin "black rubber" product produced by this facility in the third quarter of 1998. It is management's objective to reduce tire flow, and thereby reduce operating costs, to a level that is adequate for the production of the higher-margin black rubber product.

     The Houston facility has continued to show stronger levels of tire flow and disposal fees in the third quarter of 1998 compared to the first quarter of 1998. The decrease in activity throughout the State of Texas which was experienced in the first quarter of 1998 stemming from the termination of the Texas tire subsidy program has leveled off, and the Company expects that the free market environment which now dominates the market in Texas will result in volume levels similar to the past. While tire flow for the third quarter of 1998 was down approximately 10% compared to the same period in 1997, revenues were down approximately 30% reflecting the downward pressure on tipping fees as a result of the change to a free market environment.

     TDF markets in Atlanta remain strong, but as a result of production management turnover and down time for equipment overhaul and repairs, the Company's Atlanta facility fell short of reaching management's production targets in the third quarter, and consequently failed to meet profitability goals.

     Operations at the Company's Philadelphia facility continued strong during the second quarter as the Company continued to supply its new TDF customer which was brought on in March 1998. As a result of that customer's demand for TDF, the Philadelphia facility is aggressively seeking out additional sources of tires in its market so that its production levels can increase to fulfill product demand.

     On June 28, the Company's Dupo facility sustained significant damage as a result of a fire. The loss is fully covered by insurance, both with respect to the physical loss of the improvements and the costs of remediating the property. Despite this event, and the Marseilles fire, the Company continued to make progress on the issuance of two new industrial revenue bond issues, the proceeds from which were received by the Company on August 12 and used to retire existing industrial revenue bond issues. Both Illinois facilities are presently being rebuilt, and the Company anticipates that they will be placed back into operation before the end of the year. TDF markets for both facilities remain strong. The Company is continuing its efforts in several states contiguous to Illinois to bring tires to both facilities when they return to production.

     The Company's North Carolina facility (U.S. Tire) continued to perform well throughout the third quarter of 1998. On October 13, 1998, the Company sold the facility in exchange for cash, assumption of debt related to the original acquisition of U.S. Tire, and Waste Recovery, Inc. stock. The facility was sold to facilitate management's plans to restructure the Company's debt and provide additional cash flow.

                              RESULTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED
                   WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

Total revenues of $5,554,594 for the third quarter of 1998 were 29% lower than the $7,862,233 earned for the same period in 1997. TDF sales were down 24% primarily due to decreases at the Illinois plants. Both Illinois plants were non-operational in the third quarter of 1998, which are currently under reconstruction, due to the fires that damaged the Marseilles plant on March 21, 1998 and the Dupo plant on June 28, 1998. TDF sales were also down at the Atlanta and Portland plants in the third quarter of 1998 compared to the same period in 1997. The Atlanta plant suffered from management changes and downtime resulting from the overhaul and repair of the plant's tire-processing equipment. Portland experienced decreased TDF sales due to the conversion of that plant to the production of a black rubber product which is sold as a feedstock rubber. TDF sales at the Philadelphia facility improved significantly in the third quarter of 1998 compared to the same period in 1997 reflecting continued healthy sales of TDF product to a new customer. Wire sales for the third quarter of 1998 were down 70% compared to the same period in 1997 primarily due to a softening in the scrap steel market. Decreased demand for scrap steel has resulted in a significant drop off in wire sales in the third quarter of 1998. The non-operational status of the Illinois plants during the rebuilding phase also contributed to the sharp decline in wire sales. Disposal, hauling, and other revenue was down 29% in the third quarter of 1998 compared to the same period in 1997 primarily due to the Illinois facilities which are currently under reconstruction as discussed above. Tire flow was also significantly lower at the Portland plant as a result of the conversion of that facility's production from TDF to black rubber. The black rubber production process utilizes only truck tires as a raw material which do not contain any of the white walls found in automobile tires. Accordingly, on June 30, 1998 the Company discontinued the acceptance of automobile tires, which has resulted in a substantially reduced tire flow compared to prior periods. Tire flow was down at the Baytown plant in the third quarter of 1998 compared to the same period in 1997 primarily due to the elimination of the state subsidy in Texas for the disposal of tires. Tipping fees were also lower due to downward pressure resulting from the elimination of the subsidy, thus resulting in a decrease in disposal revenue for the Baytown plant in the third quarter of 1998 compared to the same period in 1997.

Operating expenses for the third quarter of 1998 were $3,962,017 or 71% of revenues, down from $5,684,919 or 72% of revenues for the third quarter of 1997. The decrease in operating expenses is due to lower costs at the Illinois facilities as both plants were under reconstruction in the third quarter of 1998. Operating costs were significantly lower at the Portland plant as a result of the scale-down of that plant in conjunction with the conversion from TDF production to black rubber. Operating costs at the Philadelphia plant were up primarily due to an increased tire flow and increased production of TDF.

General and administrative expenses of $1,416,560 for the third quarter of 1998 were slightly higher when compared to $1,398,509 for the same period in 1997. As a percentage of revenues, general and administrative expenses were higher at 26% for the three months ending September 30, 1998 compared to 18% for the same period in 1997. The increase is primarily due to increases in corporate management, staff, worker's compensation insurance costs, general insurance, medical insurance costs, professional fees, other administrative costs, and bad debt reserves.

Depreciation and amortization expense decreased 23% to $572,731 from $742,330 in the third quarter of 1998 compared to the same period in 1997. The decrease is primarily due to the destruction of the Marseilles facility on March 21, 1998 and the Dupo facility on June 28, 1998.

Interest expense increased 5% to $242,915 in the third quarter of 1998 compared to $231,751 for the same period in 1997 primarily due to increased levels of debt.

Other income is composed primarily of non-recurring consulting fee income received in connection with the sale of a portion of the Portland facility's hauling equipment and customer base. The Company agreed to provide certain consulting services to the buyer of these assets.

Gain on involuntary conversion of assets represents additional proceeds received from an insurance company in connection with the final settlement of the Marseilles fire insurance claim.

                              RESULTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED
                    WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

Total revenues of $17,978,266 for the nine months ended September 30, 1998 were 16% lower than the $21,330,422 earned for the same period in 1997. TDF sales were slightly higher at $2,928,961 for the third quarter of 1998 compared to $2,909,405 for the same period in 1997. TDF sales were sharply higher for the Atlanta and Philadelphia plants. Atlanta posted higher TDF sales in 1998 compared to 1997 since sales were off in 1997 while that facility was under reconstruction following the November 1996 fire. The Philadelphia facility reflected significantly higher TDF sales with the addition of a significant new customer in 1998. The increases in TDF sales at these plants were offset by decreases at the Illinois plants due to the reconstruction efforts underway in 1998. TDF sales were also down for the Portland plant for the nine months ended September 30, 1998 compared to the same period in 1997 due to the weak demand for TDF in the Northwest region, which prompted management to restructure that facility in the third quarter of 1998. Wire sales were down 3% for the nine months ended September 30, 1998 compared to the same period in 1997, primarily due to the current non-operational status of the Illinois plants and an overall deterioration in the scrap steel market. Disposal, hauling and other revenue was down 19% for the nine months ended September 30, 1998 at $14,476,022 compared to $17,830,320 for the same period in 1997. This decrease is primarily due to the restructuring of the Portland plant, elimination of the scrap tire disposal subsidy in the State of Texas, and the fires at the Marseilles and Dupo plants, as discussed previously.

Operating expenses for the nine months ended September 30, 1998 were $14,095,824 or 78% of total revenues compared to $15,938,044 or 75% of total revenues for 1997. Operating costs as a percent of revenues increased primarily as a result of a decreased tire flow at the Portland plant, lower tipping fees associated with the elimination of the Texas scrap tire disposal subsidy, and the fires at the Illinois facilities discussed previously. General and administrative expenses of $4,978,854 for the nine months ended September 30, 1998 were 22% higher when compared to $4,085,827 for the same period in 1997. The increase is primarily due to increases in corporate management, staff, insurance costs, other administrative costs, bad debt reserves, and professional and consulting fees. Depreciation and amortization expense decreased 11% to $1,900,419 for the nine months ended September 30, 1998 from $2,137,496 for the same period in 1997. The decrease is due to the decrease in depreciable assets at the Illinois facilities as a result of the fires at those plants in 1998.

Interest expense decreased 3% to $677,085 for the nine months ended September 30, 1998 compared to $696,392 for the same period in 1997 primarily due to debt service on bonds payable and other debt.

Other income decreased 15% in the nine months ended September 30, 1998 compared to the same period in 1997 primarily due to a non-recurring sale of a metering unit in 1997 to an electric power utility. Gains on sales of property, plant and equipment is due to the sale of a portion of the Portland plant's hauling equipment and customer base to a third party in the quarter ended September 30, 1998. Gain on involuntary conversion of assets represents the net gain recognized on the Illinois facilities resulting from fires at those plants in 1998.

                  FINANCIAL CONDITION AS OF SEPTEMBER 30, 1998

The Company's working capital deficit declined to $4,544,627 at September 30, 1998 from $9,551,085 at December 31, 1997. In August 1998, the Illinois bonds, which were in default and accordingly classified in current liabilities, were refunded by new bonds. As a result of the retirement of the original Illinois bonds, the Company was no longer in default, thereby significantly reducing the level of current liabilities and improving the working capital deficit. Additionally, although the Company was not in compliance with a current ratio requirement relating to its Atlanta bonds, the Company received a waiver until November 30, 1999 from the bondholder. In the third quarter of 1998, the Company sold a portion of the Portland plant's hauling equipment and customer base for cash and the forgiveness of debt. In subsequent events during the fourth quarter of 1998, the Company sold its U.S. Tire facility in Concord, North Carolina in exchange for cash, Waste Recovery, Inc. common stock, and the assumption of debt that was incurred when the U.S. Tire unit was purchased in December 1996. This transaction provided working capital and relieved debt. Additionally, in November 1998, the Company closed a loan with a third party lender that provides for a $250,000 term loan and a line of credit which are secured by substantially all of the Company's accounts receivable and a portion of the Company's property, plant and equipment. The loan was obtained to provide additional working capital and facilitate the implementation of management's plan to restructure the Company. Notwithstanding these events, the Company's working capital has been adversely affected by the operating losses that the Company has sustained in the past twelve months.

Management continues to remain sensitive to the risk that the Company will not have the financial strength to sustain itself if operating losses continue. The Company is actively seeking additional sources of debt and equity financing, the funding of which would go primarily to resolve the working capital deficit.

                                  [End of Page]

                                     PART II
                                OTHER INFORMATION

                                                                   Form 10-Q
                                                                     Part II

Item 5.  OTHER INFORMATION

         On September 17, 1998, Martin B. Bernstein, Chairman of the Board of Directors and Jay I. Anderson resigned from the Board of Directors. On October 13, 1998, David G. Greenstein resigned from his positon as President and CEO of the Company and from the Board of Directors. At November 13, 1998, the Company had not appointed successor directors to fill these vacancies.

         On October 16, 1998, the Board of Directors elected Thomas L. Earnshaw, Vice Chairman of the Board, and the Company's former President and CEO until August 1997, as President to fill the vacancy created by the resignation of David G. Greenstein on October 13, 1998.

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

                                    WASTE RECOVERY, INC.

DATE:  November 16, 1998            /s/ THOMAS L. EARNSHAW
                                    ----------------------
                                    By:  Thomas L. Earnshaw
                                         President
                                         (Principal Executive Officer)

                                    /s/ DONALD R. PHILLIPS
                                    ----------------------
                                    By:  Donald R. Phillips
                                         Vice President (Principal Accounting
                                         Officer)