Form 10-Q
period 1999-03-31
WASTE RECOVERY INC
filed 1999-05-17
CIK 710118

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                      For The Quarter Ended March 31, 1999
                         Commission File Number 0-14881

                              WASTE RECOVERY, INC.
             (Exact Name of Registrant as Specified in its Charter)

             TEXAS                                    75-1833498
State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

309 S. PEARL EXPRESSWAY, DALLAS, TX                     75201
(Address of Principal Executive Offices)              (Zip Code)

                                 (214) 741-3865
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the latest practicable date. Common stock, no par value 17,494,323, May 14, 1999.

PART I:  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                              WASTE RECOVERY, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                                           March 31, 1999       December 31, 1998
                                                                           --------------       -----------------
Current Assets:

   Cash and cash equivalents                                                $         -           $     69,594
   Accounts receivable, less allowance for doubtful accounts
     of $186,507 and $135,435, respectively                                   1,414,545              1,889,440
   Other receivables                                                                  -                  6,066
   Inventories                                                                  133,662                 16,398
   Other current assets                                                         652,508                801,592
   Restricted cash and cash equivalents                                               -                 43,640
                                                                            -----------           ------------
       Total current assets                                                   2,200,715              2,826,730
                                                                            -----------           ------------

Property, plant and equipment                                                16,441,631             19,190,055
   Less accumulated depreciation                                             (9,243,893)           (11,113,546)
                                                                            -----------           ------------

       Net property, plant and equipment                                      7,197,738              8,076,509
                                                                            -----------           ------------

Construction in progress                                                      4,433,453              4,101,556
Restricted cash and cash equivalents                                          1,012,287              1,454,358
Bond and debt issuance costs, less accumulated amortization of
   $37,081 and $197,580, respectively                                           446,356                576,250
Goodwill, less accumulated amortization of $330,110 and
   $304,542, respectively                                                     1,166,461              1,192,029
Other assets                                                                    309,555                319,516
                                                                            -----------           ------------

                                                                            $16,766,565           $ 18,546,948
                                                                            -----------           ------------
                                                                            -----------           ------------

See accompanying notes to consolidated financial statements.

                             WASTE RECOVERY, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            March 31, 1999       December 31, 1998
                                                                            --------------       -----------------
Current Liabilities:
   Current installments of bonds payable                                     $   280,000            $   260,000
   Notes payable                                                                 938,153              1,270,800
   Current installments of long-term debt                                      1,021,338                878,901
   Current installments of capital lease obligations                              15,265                 24,938
   Accounts payable                                                            2,931,501              2,549,389
   Other accrued liabilities                                                   2,832,566              2,494,383
   Deferred grant revenue                                                        162,645                259,350
                                                                             -----------            -----------
       Total current liabilities                                               8,181,468              7,737,761
                                                                             -----------            -----------

Bonds payable, noncurrent                                                      6,135,000              6,415,000
Long-term debt, excluding current installments                                 2,861,019              3,777,629
Note payable                                                                     175,552                174,578
Obligations under capital leases, excluding current
   Installments                                                                    4,153                  8,167
Deferred grant revenue, noncurrent                                               160,000                160,000
                                                                             -----------            -----------
       Total liabilities                                                      17,517,192             18,273,135
                                                                             -----------            -----------

Stockholders' Equity:
   Cumulative preferred stock, $1.00 par value, 250,000 shares authorized, 203,580 issued and outstanding in 1999 and 1998
     (liquidating preference $16.18 per share, aggregating $3,294,676, and $16.01 per share, aggregating $3,259,537, in 1999 and 1998,
     respectively)                                                               203,580                203,580

   Preferred stock, $1.00 par value, authorized and unissued
     9,750,000 shares in 1999 and 1998                                                 -                      -
   Common stock, no par value, authorized 30,000,000 shares,
     17,494,323 shares issued and outstanding
     in 1999 and 1998.                                                           407,800                407,800
   Additional paid-in capital                                                 18,604,904             18,604,904
   Accumulated deficit                                                       (19,773,031)           (18,748,591)
                                                                             -----------            -----------
                                                                                (556,747)               467,693

   Treasury stock, at cost, 1,603,760 common shares                             (193,880)              (193,880)
                                                                             -----------            -----------
       Total stockholders' equity                                               (750,627)               273,813
                                                                             -----------            -----------

Commitments and contingencies                                                $16,766,565            $18,546,948
                                                                             -----------            -----------
                                                                             -----------            -----------

See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.

                      Consolidated Statements Of Operations
                                   (Unaudited)

                                                                                 Three Months Ended March 31,
                                                                              ----------------------------------
                                                                                 1999                   1998
                                                                              ----------            ------------
Revenues:
   Tire-derived fuel sales                                                   $   926,233            $  1,035,927
   Wire sales                                                                     71,495                 327,762
   Disposal fees, hauling and other revenue                                    2,707,425               4,747,445
                                                                             -----------            ------------
       Total revenues                                                          3,705,153               6,111,134

Operating expenses                                                             2,844,739               4,893,545
General and administrative expenses                                            1,045,054               1,832,358
Depreciation and amortization                                                    452,209                 718,666
                                                                             -----------            ------------
           Operating loss                                                       (636,849)             (1,333,435)
                                                                             -----------            ------------

Other income (expense):
   Interest income                                                                 8,815                  24,692
   Interest expense                                                             (256,872)               (214,496)
   Other income                                                                   97,262                  96,705
   Loss on sale of assets                                                        (89,505)                (84,028)
                                                                             -----------            ------------
                                                                                (240,300)               (177,127)
                                                                             -----------            ------------

Net loss before extraordinary item                                              (877,149)             (1,510,562)

   Extraordinary loss on early retirement of debt                                147,291                      -
                                                                             -----------            ------------

Net loss                                                                      (1,024,440)             (1,510,562)

Undeclared cumulative preferred stock dividends                                   35,139                  35,139
                                                                             -----------            ------------

Net loss available to common shareholders                                    $(1,059,579)           $ (1,545,701)
                                                                             -----------            ------------
                                                                             -----------            ------------

Net loss before extraordinary item per common share                              $  (.06)                $  (.09)
Extraordinary loss per common share                                              $  (.01)                $    -
                                                                             -----------            ------------

Net loss per common share                                                        $  (.07)                $  (.09)
                                                                             -----------            ------------
                                                                             -----------            ------------

Weighted average number of common shares outstanding                          15,890,563              17,390,563
                                                                             -----------            ------------
                                                                             -----------            ------------

See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Three Months Ended March 31,
                                                                                ---------------------------------
                                                                                    1999                  1998
                                                                                ------------          -----------
Cash flows from operating activities:
   Net loss                                                                     $ (1,024,440)         $(1,510,562)
   Adjustments to reconcile net loss to net cash provided (used) by operating activities:
       Depreciation and amortization                                                 426,641              687,622
       Loss on involuntary conversion of assets                                            -               84,028
       Amortization of goodwill                                                       25,568               31,144
       Loss on sale of property, plant, and equipment                                 89,505                    -
       Interest imputed on discounted note payable                                       974                  974
       Amortization of bond premium                                                        -              (17,813)
   Changes in assets and liabilities:
     Accounts receivable                                                             474,895              486,962
     Note and other receivables                                                        6,066               34,838
     Inventories                                                                    (117,264)              46,101
     Other current assets                                                             92,210                3,384
     Other assets                                                                      8,225              (89,779)
     Debt issuance costs                                                             113,091                    -
     Accounts payable                                                                382,112             (421,945)
     Accrued liabilities                                                             335,183              454,624
     Deferred grant revenue                                                          (96,705)             (96,705)
     Deferred revenue                                                                      -               66,524
     Other                                                                                 -              (25,114)
                                                                                ------------          -----------

       Net cash provided (used) by operating activities                              716,061             (265,717)
                                                                                ------------          -----------


Cash flows from investing activities:
   Proceeds from the sale of property, plant, and equipment                          750,000                    -
   Purchases of property, plant, and equipment                                      (640,859)            (192,464)

   Cash placed in restricted accounts                                               (430,375)            (100,632)

   Cash payments out of restricted accounts                                          916,086            1,097,575
                                                                                ------------          -----------
       Net cash provided by investing activities                                     594,852              804,479
                                                                                ------------          -----------

Cash flows from financing activities:

   Payment of bonds payable                                                         (260,000)            (860,000)
   Proceeds from issuance of notes payable                                         3,183,040              817,025
   Payment of notes payable                                                       (3,515,687)            (155,953)
   Proceeds from issuance of long term debt                                          553,452               54,000
   Repayment of long-term debt                                                    (1,327,625)            (171,404)
   Repayment of capital lease obligations                                            (13,687)             (22,731)
                                                                                ------------          -----------
       Net cash used by financing activities                                      (1,380,507)            (339,063)
                                                                                ------------          -----------

Net increase (decrease) in cash and cash equivalents                                 (69,594)             199,699
Cash and cash equivalents at beginning of period                                      69,594                    -
                                                                                ------------          -----------
Cash and cash equivalents at end of period                                      $          -          $   199,699
                                                                                ------------          -----------
                                                                                ------------          -----------

See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.
                   Notes to Consolidated Financial Statements

                                 March 31, 1999

Note 1:  ADJUSTMENTS

         The financial information presented has been prepared from the books and records without audit, and does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of operating results for the entire year. For further information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Note 2:  INVENTORIES

         The components of inventories at March 31, 1999 and December 31, 1998 are as follows:

                                                 March 31, 1999        December 31, 1998
                                                 --------------        -----------------
          Manufactured fuel inventory                $ 133,662               $ 16,398
          Manufactured wire inventory                        -                      -
          Work-in-process                                    -                      -
                                                     ---------               --------
                                                     $ 133,662               $ 16,398
                                                     ---------               --------
                                                     ---------               --------

Note 3:  OTHER CURRENT ASSETS

         Other current assets at March 31, 1999 and December 31, 1998 are as follows:

                                                 March 31, 1999        December 31, 1998
                                                 --------------        -----------------
          Prepaid insurance                          $ 291,443               $460,917
          Parts inventory                              291,807                338,590
          Other                                         69,258                  2,085
                                                     ---------               --------
                                                     $ 652,508               $801,592
                                                     ---------               --------
                                                     ---------               --------

Note 4:  LONG-TERM DEBT

         On January 29, 1999 the Company made a cash payment of $1,193,153 to the bondholder of industrial revenue bonds (the Atlanta Bonds) which were issued in 1988 for the construction of the Company's Atlanta tire processing facility. The Atlanta Bonds carried an interest rate of 10.5%, had a scheduled maturity date of December 1, 2007, and were secured by restricted cash, a first lien on the Atlanta facility, and a second lien on the Company's Portland facility. The Atlanta Bonds were extinguished with $747,042 of proceeds from the sale of the Portland plant and $446,111 of restricted cash which secured the Atlanta Bonds. On the date of extinguishment, the Atlanta Bonds had an outstanding balance of $1,140,000 and accrued interest of $18,953. The Company recorded an extraordinary loss of $147,291 on the early extinguishment of this debt. The extraordinary loss is primarily due to the write-off of related unamortized bond issuance costs and a 3% prepayment penalty paid to the bondholder.

Note 5:  PREFERRED STOCK DIVIDENDS

         Undeclared cumulative preferred stock dividends were $1,258,876 and $1,116,370 at March 31, 1999 and 1998, respectively. Net loss is adjusted by the effect of undeclared dividends on preferred stock of $35,139 and $35,139 for the three months ended March 31, 1999 and 1998, respectively. The effect was to increase net loss per common share by $.002 for the three months ended March 31, 1999 and 1998, respectively. Basic and diluted earnings per share are the same in 1999 and 1998.

Note 6: SALE OF PORTLAND FACILITY

         On January 29, 1999 the Company sold its Portland facility for $750,000 in cash. The Company recorded a loss of $89,505 in connection with the sale. The proceeds were used to extinguish long-term debt relating to the Atlanta plant.

Note 7: STATEMENTS OF CASHFLOWS

         The Company paid $366,527 and $304,787 for interest for the three months ended March 31, 1999 and 1998, respectively. No income taxes were paid during the three months ended March 31, 1999 and 1998.

Note 8: LITIGATION

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company owns and operates plants in or geographically near Houston, Texas, Atlanta, Georgia, Philadelphia, Pennsylvania, St. Louis, Missouri, and Chicago, Illinois.

Regional services are coordinated from the operating bases mentioned above. Operations encompass full-service scrap tire disposal and the recycling of tires into various end products, which include: a supplemental fuel product, tire-derived fuel ("TDF"), bead wire removed from the tires, which is sold as scrap steel, and a processed rubber product for civil engineering purposes. The Company generates revenues from scrap tire disposal fees, from hauling of scrap tires, and from the sale of used tires collected from its tire flow and the products described above.

On January 29, 1999 the Company sold it's Portland, Oregon facility for $750,000 in cash, the proceeds from which were used to retire long-term indebtedness. The plant was sold because of its marginal profitability and to facilitate management's plans to restructure the Company's debt and generate additional cash flow. The Company reported a loss of $89,505 in the first quarter of 1999 in connection with the sale of this facility.

On November 10, 1998 the Company entered into a loan agreement with a third party lender that provided for a $250,000 term loan and a line of credit in the maximum amount of $2,500,000, which was secured by some of the Company's accounts receivable, and a portion of the Company's property, plant and equipment. These credit facilities were expanded in the first quarter of 1999, increasing the term portion to $600,000, and expanding the revolving credit to include the operations of the Company's Illinois facilities. Both the original loan and the subsequent increase were obtained to provide additional working capital and repay term debt.

To date, the effects of inflation on the Company's operations have been negligible.

                              GENERAL COMMENTS

The Company suffered a net loss of $1,024,440 on revenues of $3,705,153 in the first quarter of 1999 compared to a net loss of $1,510,562 on revenues of $6,111,134 during the same period in 1998. The first quarter 1999 net loss includes an extraordinary loss of $147,291 on the early extinguishment of debt. Revenue declined as a result of the sale of the U.S. Tire and Portland facilities and because the first quarter of 1998 included operations of the Company's Dupo and Marseilles, Illinois facilities, both of which were only partially operational in the comparable period of 1999.

On January 1, 1999, the Dupo facility, which was substantially destroyed by fire in June of 1998, resumed operations in the first quarter of 1999. By the end of the quarter, tire flow, TDF production and TDF sales had regained levels reached immediately prior to the fire.

As of February 1, 1999, the Marseilles plant resumed operation of its TDF processing system. Tire shreds stored at the site prior to the March 21, 1998 fire are being converted into TDF and being sold. The Company expects the shredding system to be functional on or before May 15, 1999.

During the first quarter of 1999, revenue and profitability increased at the Houston facility verses the comparable period in 1998. These events took place despite mechanical problems which had the effect of reducing the facility's production during the period. The increased operating levels are attributable to sales of used tires and stronger TDF markets.

During the first quarter of 1999, operations at the Company's Philadelphia facility continue to be hampered by equipment problems. In December 1998 a wire recycling system, funded primarily with grant money from the state of Pennsylvania, was put into operation. At the end of the quarter preparations were underway to install a new shredding system. The combination of these two mechanical changes will allow for a more efficient operating environment starting in the second quarter of 1999. TDF sales in the period were significantly higher than the prior year, which is attributable to one new customer which was brought on line in June of 1998.

The Atlanta facility operated at levels in the first quarter of 1999 similar to those of the same period in 1998.

As discussed above, on January 29, 1999 the Portland facility was sold for cash.




                           RESULTS OF OPERATIONS
                THREE MONTHS ENDED MARCH 31, 1999 COMPARED
                  WITH THREE MONTHS ENDED MARCH 31, 1998

Total revenues of $3,705,153 for the first quarter of 1999 were 39% lower than the $6,111,134 generated for the same period in 1998. This decrease is attributable to the fact that: i) sales from U.S. Tire were included in the 1998 period but not in the current period; ii) neither of the Illinois facilities operated for the full three months of the quarter in 1999 because they were being brought on-stream after the fires; and iii) the Portland facility was owned for one month in 1999 compared with three months in the comparable period in 1998. Notwithstanding these events, TDF sales were up slightly for the first quarter of 1999 compared to 1998. This is attributable to significant increase in TDF sales at the Houston and Philadelphia facilities Wire sales declined significantly on a consolidated basis as well as a plant-by-plant basis, reflecting weak demand for scrap steel. Disposal, hauling and other revenue was down 43% in the first quarter of 1999 compared to the same period of 1998 due to: i) sales from U.S. Tire were included in the 1998 period but not in the current period; ii) neither of the Illinois facilities operated for the full three months of the quarter in 1999 because they were being brought on-stream after the fires; and iii) the Portland facility was owned for one month in 1999 compared with three months in the comparable period in 1998. These factors were partially offset by increased revenue at the Houston facility.

Operating expenses for the first quarter of 1999 were 2,844,739 or 77% of revenue, down from 4,893,545 or 80% of revenue for the first quarter of 1998. The decrease in the dollar amount reflects a lower level of operations resulting from: i) sales from U.S. Tire were included in the 1998 period but not in the current period; ii) neither of the Illinois facilities operated for the full three months of the quarter in 1999 because they were being brought on-stream after the fires; and iii) the Portland facility was owned for one month in 1999 compared with three months in the comparable period in 1998. The decrease in operating costs as a percentage of revenues is attributable to better operations at the Houston facility.

General and Administrative expenses of $1,045,054 for the first quarter of 1999 were significantly reduced from the $1,832,358 for the same period in 1998. This decrease is primarily attributable to: i) sales from U.S. Tire were included in the 1998 period but not in the current period; ii) neither of the Illinois facilities operated for the full three months of the quarter in 1999 because they were being brought on-stream after the fires; and iii) the Portland facility was owned for one month in 1999 compared with three months in the comparable period in 1998. As a percentage of revenues, general expenses were lower at 28% for the three months ending March 31, 1999 compared to 30% for the same period in 1998. This decrease is primarily attributable to reductions of outside services for legal services in 1999 vs. 1998.

Depreciation and amortization expense decreased 37% to $452,209 in the first quarter of 1999 from $718,666 incurred in the same period in 1998. This decrease is primarily due to i) depreciation expense for U.S. Tire was included in the 1998 period but not in the current period; ii) neither of the Illinois facilities were being depreciated for the whole 1999 period; and
iii) depreciation on the Portland facility was expensed for one month in 1999 compared with three months in the comparable period in 1998.

Interest expense increased 19% to $256,872 in the first quarter of 1999 compared to $214,496 in the comparable period in 1998. This increase is primarily attributable to the new term financing and credit facility previously discussed that was obtained by the Company in November 1998 and February 1999. This new debt carries a higher interest cost which contributed to the increase in interest expense in the first quarter of 1999 compared to the same period in 1998.

                  FINANCIAL CONDITION AS OF MARCH 31, 1999

The Company's working capital balance at March 31, 1999 was a deficit of $5,980,753. Current assets declined from $7,623,680 at March 31, 1998 to $2,200,715 at March 31, 1999. This decline is attributable to i) the exclusion of current assets owned by U.S. Tire; ii) decreased levels of operating activity resulting from the two Illinois fires, and the sale of the Portland facility. Current liabilities at March 31, 1998 decreased from $16,432,282 to $8,181,468 at March 31, 1999. This decline is attributable to:
i) the exclusion of current liabilities by U.S. Tire, ii) decreased levels of operating activity resulting from the two Illinois fires and the sale of the Portland facility, and iii) the reclassification of accelerated maturities from current liabilities to long-term liabilities as a result of: a) curing of the defaults on the Illinois industrial revenue bonds, and b) repayment of the Atlanta industrial revenue bonds.

While the Company believes that operating results are improving, such improvement will be inadequate to fund its working capital and capital expenditures for the remainder of the year. Accordingly, management believes that term financing will be required.

                               [End of Page]

                                     PART II

                                OTHER INFORMATION

                                                                      Form 10-Q
                                                                       Part II

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

                  None

Item 27. Financial Data Schedule

                                  [End of Page]

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            WASTE RECOVERY, INC.

DATE:  May 15, 1999                         /s/ THOMAS L. EARNSHAW
                                            ------------------------------------
                                            By: Thomas L. Earnshaw
                                                President
                                                (Principal Executive Officer)

                                            /s/ S. W. ARNETTE
                                            ------------------------------------
                                            By: S. W. Arnette
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)