Form 10-Q
period 1999-06-30
WASTE RECOVERY INC
filed 1999-08-16
CIK 710118

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934
                       For The Quarter Ended June 30, 1999
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



         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the latest practicable date. Common stock, no par value 17,494,323, August 12, 1999.

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                              WASTE RECOVERY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                                           June 30, 1999        December 31, 1998
                                                                           ------------           ------------

Current Assets:
   Cash and cash equivalents                                               $          -           $     69,594
   Accounts receivable, less allowance for doubtful accounts
     of $217,013 and $135,435, respectively                                   1,624,854              1,889,440
   Other receivables                                                             11,038                  6,066
   Inventories                                                                   59,468                 16,398
   Other current assets                                                         367,542                801,592
   Restricted cash and cash equivalents                                          14,684                 43,640
                                                                           ------------           ------------
                                                                              2,077,586              2,826,730
       Total current assets                                                ------------           ------------

Property, plant and equipment                                                21,211,755             19,190,055
   Less accumulated depreciation                                             (9,720,853)           (11,113,546)
                                                                           ------------           ------------
       Net property, plant and equipment                                     11,490,902              8,076,509
                                                                           ------------           ------------

Construction in progress                                                              -              4,101,556
Restricted cash and cash equivalents                                          1,006,124              1,454,358
Bond and debt issuance costs, less accumulated amortization of
   $52,195 and $197,580, respectively                                           431,242                576,250
Goodwill, less accumulated amortization of $355,678 and
   $304,542, respectively                                                     1,140,893              1,192,029
Other assets
                                                                                353,924                319,516
                                                                           ------------           ------------

                                                                           $ 16,500,671           $ 18,546,948
                                                                           ------------           ------------
                                                                           ------------           ------------


See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          June 30, 1999        December 31, 1998
                                                                          -------------        -----------------
Current Liabilities:
   Current installments of bonds payable                                   $    280,000             $  260,000
   Notes payable                                                              1,096,963              1,270,800
   Current installments of long-term debt                                     1,256,526                878,901
   Current installments of capital lease obligations                             15,484                 24,938
   Accounts payable                                                           3,418,900              2,549,389
   Other accrued liabilities                                                  2,756,029              2,494,383
   Deferred grant revenue                                                        62,607                259,350
                                                                           ------------           ------------
       Total current liabilities                                              8,886,509              7,737,761
                                                                           ------------           ------------

Bonds payable, noncurrent                                                     6,135,000              6,415,000
Long-term debt, excluding current installments                                2,520,226              3,777,629
Note payable                                                                    176,525                174,578
Obligations under capital leases, excluding current
   Installments                                                                       -                  8,167
                                                                                160,000                160,000
                                                                           ------------           ------------
       Total liabilities                                                     17,878,260             18,273,135
                                                                           ------------           ------------

Stockholders' Equity:
   Cumulative preferred stock, $1.00 par value, 250,000 shares authorized 203,580 issued and outstanding in 1999 and 1998
     (liquidating preference $16.36 per share, aggregating
     $3,330,205, and $16.01 per share, aggregating $3,259,537, in
     1999 and 1998, respectively)                                               203,580                203,580

   Preferred stock, $1.00 par value, authorized and unissued
     9,750,000 shares in 1999 and 1998                                                -                      -
   Common stock, no par value, authorized 30,000,000 shares,
     17,494,323 shares issued and outstanding
     in 1999 and 1998.                                                          407,800                407,800
   Additional paid-in capital                                                18,604,904             18,604,904
   Accumulated deficit                                                      (20,399,993)           (18,748,591)
                                                                           ------------           ------------
                                                                             (1,183,709)               467,693
   Treasury stock, at cost, 1,603,760 common shares                            (193,880)              (193,880)
                                                                           ------------           ------------
       Total stockholders' equity                                            (1,377,589)               273,813
                                                                           ------------           ------------
Commitments and contingencies
                                                                           $ 16,500,671           $ 18,546,948
                                                                           ------------           ------------
                                                                           ------------           ------------


See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.
                      Consolidated Statements Of Operations
                                   (Unaudited)

                                                                                Three Months Ended June 30,
                                                                                ---------------------------
                                                                                1999                   1998
                                                                                ----                   ----
Revenues:
   Tire-derived fuel sales                                                 $  1,040,355           $  1,060,368
   Wire sales                                                                   175,366                177,752
   Disposal fees, hauling and other revenue                                   3,063,357              5,074,418
                                                                           ------------           ------------
       Total revenues                                                         4,279,078              6,312,538

Operating expenses                                                            3,272,333              5,240,262
General and administrative expenses                                             973,695              1,721,768
Depreciation and amortization                                                   519,185                617,189
                                                                           ------------           ------------
           Operating loss                                                      (486,135)            (1,266,681)
                                                                           ------------           ------------

Other income (expense):
   Interest income                                                               12,298                 25,528
   Interest expense                                                            (248,481)              (219,974)
   Other income                                                                  95,356                106,543
   Gain on involuntary conversion of assets                                           -                146,379
                                                                           ------------           ------------
                                                                               (140,827)                58,476
                                                                           ------------           ------------

Net loss                                                                       (626,962)            (1,208,205)

Undeclared cumulative preferred stock dividends
                                                                                 35,529                 35,529
                                                                           ------------           ------------
Net loss available to common shareholders                                   $  (662,491)           $(1,234,734)
                                                                           ------------           ------------
                                                                           ------------           ------------

Net loss per common share                                                        $ (.04)                $ (.07)
                                                                           ------------           ------------

Weighted average number of common shares
   outstanding                                                               15,890,563             17,390,563
                                                                           ------------           ------------
                                                                           ------------           ------------


See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.
                      Consolidated Statements Of Operations
                                   (Unaudited)


                                                                                  Six Months Ended June 30,
                                                                                  -------------------------
                                                                                1999                    1998
                                                                                ----                    ----
Revenues:
   Tire-derived fuel sales                                                 $  1,966,588           $  2,096,295
   Wire sales                                                                   246,861                505,514
   Disposal fees, hauling and other revenue                                   5,770,782              9,821,863
                                                                           ------------           ------------
       Total revenues                                                         7,984,231             12,423,672

Operating expenses                                                            6,117,072             10,133,807
General and administrative expenses                                           2,018,699              3,562,294
Depreciation and amortization                                                   971,394              1,327,688
                                                                           ------------           ------------
           Operating loss                                                    (1,122,934)            (2,600,117)
                                                                           ------------           ------------

Other income (expense):
   Interest income                                                               21,113                 50,220
   Interest expense                                                            (505,354)              (434,169)
   Other income                                                                 192,569                202,948
   Gains on sales of property and equipment                                     (89,505)                     -
   Gain on involuntary conversion of assets                                           -                 62,351
                                                                           ------------           ------------
                                                                               (381,177)              (118,650)
                                                                           ------------           ------------

Net loss before extraordinary item                                           (1,504,111)            (2,718,767)

   Extraordinary loss on early retirement of debt                               147,291                      -
                                                                           ------------           ------------

Net loss                                                                     (1,651,402)            (2,718,767)

Undeclared cumulative preferred stock dividends                                  70,667                 70,668
                                                                           ------------           ------------

Net loss available to common shareholders                                   $(1,722,069)           $(2,789,435)
                                                                           ------------           ------------
                                                                           ------------           ------------

Net loss before extraordinary item per common share                         $      (.10)           $      (.16)
Extraordinary loss per common share                                         $      (.01)                     -
                                                                           ------------           ------------

Net loss per common share                                                   $      (.11)           $      (.16)
                                                                           ------------           ------------
                                                                           ------------           ------------

Weighted average number of common shares
   outstanding                                                               15,890,563             17,390,563
                                                                           ------------           ------------
                                                                           ------------           ------------


See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                  Six Months Ended June 30,
                                                                                  -------------------------
                                                                                 1999                   1998
                                                                                 ----                   ----
Cash flows from operating activities:
   Net loss                                                                $ (1,651,402)           $(2,718,767)
   Adjustments to reconcile net loss to net cash provided by
     operating activities:
       Depreciation and amortization                                            920,258              1,227,744
       Gains on sales of property, plant and equipment                           89,505                      -
       Gain on involuntary conversion of assets                                       -                (62,351)
       Amortization of goodwill                                                  51,136                 65,077
       Interest imputed on discounted note payable                                1,947                  1,947
   Changes in assets and liabilities:
     Accounts receivable                                                        264,586                 44,907
     Note and other receivables                                                  (4,972)             2,566,020
     Inventories                                                                (43,070)               151,540
     Other current assets                                                       377,176                268,901
     Other assets                                                               (37,687)               (20,354)
     Debt issuance costs                                                        113,091                      -
     Accounts payable                                                           869,511               (280,793)
     Accrued liabilities                                                        258,646              1,367,402
     Deferred grant revenue                                                    (196,743)              (193,410)
     Deferred revenue                                                                 -                      -
     Other                                                                            -                  5,227
                                                                           ------------           ------------
       Net cash provided by operating activities                              1,011,982              2,423,090
                                                                           ------------           ------------

Cash flows from investing activities:
   Proceeds from the sale of property, plant, and equipment                                                  -
   Purchases of property, plant, and equipment                                 (977,530)              (626,830)
   Proceeds from sale of the Portland facility                                  750,000                      -
   Cash placed in restricted accounts                                          (438,896)            (3,673,187)
   Cash payments out of restricted accounts                                     916,086              2,901,575
                                                                           ------------           ------------
       Net cash provided (used) by investing activities                         249,660             (1,398,442)
                                                                           ------------           ------------
Cash flows from financing activities:
   Payment of bonds payable                                                    (260,000)              (860,000)
   Proceeds from issuance of notes payable                                    3,183,040                830,244
   Payment of notes payable                                                  (3,356,877)              (633,063)
   Proceeds from issuance of long term debt                                     553,452                416,941
   Repayment of long-term debt                                               (1,433,230)              (303,842)
   Repayment of capital lease obligations                                       (17,621)               (42,365)
                                                                           ------------           ------------
       Net cash used by financing activities                                 (1,331,236)              (592,085)
                                                                           ------------           ------------
Net increase (decrease) in cash and cash equivalents                            (69,594)               432,563
Cash and cash equivalents at beginning of period                                 69,594                      -
                                                                           ------------           ------------
Cash and cash equivalents at end of period                                 $          -           $    432,563
                                                                           ------------           ------------
                                                                           ------------           ------------


See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.
                   Notes to Consolidated Financial Statements

                                  June 30, 1999


Note 1:  ADJUSTMENTS
         The financial information presented has been prepared from the books and records without audit, and does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. The results of operations for the three months and six months ended June 30, 1999, are not necessarily indicative of operating results for the entire year. For further information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


Note 2:  INVENTORIES
         The components of inventories at June 30, 1999 and December 31, 1998 are as follows:


                                      June 30, 1999            December 31, 1998
                                    -----------------          -----------------
   Manufactured fuel inventory      $          59,468           $         16,398
   Manufactured wire inventory                      -                          -
   Work-in-process                                  -                          -
                                    -----------------          -----------------
                                    $          59,468                   $ 16,398
                                    -----------------          -----------------
                                    -----------------          -----------------


Note 3:  OTHER CURRENT ASSETS
         Other current assets at June 30, 1999 and December 31, 1998 are as follows:


                                      June 30, 1999            December 31, 1998
                                    -----------------          -----------------
   Prepaid insurance                $          87,941          $         460,917
   Parts inventory                             59,455                    338,590
   Other                                      220,147                      2,085
                                    -----------------          -----------------
                                    $         367,542          $         801,592
                                    -----------------          -----------------
                                    -----------------          -----------------


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

Note 5:  PREFERRED STOCK DIVIDENDS
         Undeclared cumulative preferred stock dividends were $1,294,405 and $1,151,899 at June 30, 1999 and 1998, respectively. Net loss is adjusted by the effect of undeclared dividends on preferred stock of $70,667 and $70,668 for the six months ended June 30, 1999 and 1998, respectively, and by $35,529 and $35,529 for the three months ended June 30, 1999 and 1998, respectively. The effect was to increase net loss per common share by $.004 and by $.004 for the six months ended June 30, 1999 and 1998, respectively, and increase net loss per common share by $.002 and $.002 for the three months ended June 30, 1999 and 1998, respectively. Basic and diluted earnings per share are the same in 1999 and 1998.

Note 6: SALE OF PORTLAND FACILITY
         On January 29, 1999 the Company sold its Portland facility for $750,000 in cash. The Company recorded a loss of $89,505 in connection with the sale. The proceeds were used to extinguish long-term debt relating to the Atlanta plant.

Note 7: STATEMENTS OF CASHFLOWS
         The Company paid $487,343 and $366,527 for interest for the three months ended June 30, 1999 and 1998, respectively. No income taxes were paid during the three months ended June 30, 1999 and 1998.

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

On July 8, 1999 the Company issued $1 million in senior secured convertible notes out of a total expected issue of $1.5 million. The convertible debt is an obligation of Waste Recovery-Illinois, the partnership that owns the Company's two Illinois facilities. The term of the debt is for five years with interest at 8% payable quarterly beginning September 30, 1999, and provides for a conversion into 49% of the common shares of the Company. The Company expects to issue the remaining $500,000 of convertible debt by September 15, 1999. The proceeds from the sale of this debt will be used for working capital purposes.

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


                                GENERAL COMMENTS


The Company suffered a net loss of $626,962 on revenues of $4,279,078 in the second quarter of 1999 compared to a net loss of $1,208,205 on revenues of $6,312,538 during the same period in 1998. Revenue declined as a result of the sale of the U.S. Tire and Portland facilities.

On January 1, 1999, the Dupo facility, which was substantially destroyed by fire in June of 1998, resumed operations in the first quarter of 1999. By the end of the first quarter and throughout the second quarter of 1999, tire flow, TDF production and TDF sales had regained levels reached immediately prior to the fire.

As of February 1, 1999, the Marseilles plant resumed operation of its TDF processing system. Tire shreds stored at the site prior to the March 21, 1998 fire are being converted into TDF and being sold. The shredding system became fully operational in May 1999.

During the first and second quarters of 1999, revenue and profitability increased at the Houston facility verses the comparable period in 1998. These events took place despite mechanical problems that had the effect of reducing the facility's production during the period. The increased operating levels are attributable to sales of used tires and stronger TDF markets.

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

The Atlanta facility operated at levels in the first quarter of 1999 similar to those of the same period in 1998. In the second quarter of 1999 operations were considerably lower compared to the same period in 1998 due to the fact that the facility was shut down for the better part of April to effect the replacement of the primary shredder.

As discussed above, on January 29, 1999 the Portland facility was sold for cash.


                              RESULTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 1999 COMPARED
                      WITH THREE MONTHS ENDED JUNE 30, 1998


Total revenues of $4,279,078 for the second quarter of 1999 were 32% lower than the $6,312,538 generated for the same period in 1998. The decrease is primarily due to the sale of the Company's North Carolina facility, U.S. Tire Recycling Partners, L.P. (U.S. Tire) in October 1998, and the sale of the Portland plant on January 29, 1999. TDF and wire sales were off slightly in the quarter ended June 30, 1999 compared to the same period last year. Decreases in TDF and wire sales resulting from the sale of the U.S. Tire and Portland plants were offset by increases at the Houston and Illinois plants. Disposal, hauling and other fees was down 40% to $3,063,357 for the three months ended June 30, 1999 compared to $5,074,418 for the same period in 1998. As noted previously, the decrease is primarily due to the sale of the U.S. Tire and Portland facilities.

Operating expenses for the second quarter of 1999 were $3,272,333 or 76% of revenue, down from $5,240,262 or 83% of revenue for the second quarter of 1998. The decrease in operating expense is primarily due to the sale of the U.S. Tire and Portland facilities as noted previously. The decrease in operating costs as a percentage of revenues is attributable to improved operations at the Houston and Philadelphia facilities, in addition to the effect of eliminating the Portland plant which suffered from poor operating margins.

General and administrative expenses of $973,695 for the second quarter of 1999 were significantly reduced from the $1,721,768 for the same period in 1998. As a percentage of revenues, general and administrative expenses were lower at 23% for the three months ended June 30, 1999 compared to 27% for the same period in 1998. The decrease is primarily due to the sale of the U.S. Tire and Portland facilities. Improvement general and administrative expense was also experienced at the Houston plant in the second quarter of 1999 compared to the same period in 1998.

Depreciation and amortization expense decreased 16% to $519,185 in the second quarter of 1999 from $617,189 for the same period in 1998. Due to the sale of the U.S. Tire and Portland plants, no depreciation expense was recorded for these facilities in the second quarter of 1999.

Interest expense increased 13% to $248,481 in the second quarter of 1999 compared to $219,974 in the comparable period in 1998. The increase is primarily attributable to the new term financing and credit facility previously discussed that was obtained by the Company in November 1998 and February 1999. This new debt carries a higher interest cost which contributed to the increase in interest expense in the second quarter of 1999 compared to the same period in 1998. This increase was partially offset by the extinguishment of debt related to the Atlanta plant on February 1, 1999.


                              RESULTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 1999 COMPARED
                       WITH SIX MONTHS ENDED JUNE 30, 1998


Total revenues of $7,984,231 for the six months ended June 30, 1999 were 36% lower than the $12,423,672 earned for the same period in 1998. All revenue categories were off in the second quarter of 1999 compared to the same period in 1998 primarily as a result of the sale of the U.S. Tire and Portland plants. TDF sales were down 6% in the second quarter of 1999 compared to the same period in 1998. The decrease in TDF sales resulting from the sale of the Portland and U.S. Tire facilities was offset by healthy increases in TDF sales for the Houston and Philadelphia plants in 1999 compared to 1998. In addition to the sale of U.S. Tire and the Portland plant, wire sales were off in the second quarter of 1999 compared to the same period in 1998 due to a weaker demand for scrap steel.

Operating expenses for the six months ended June 30, 1999 were $6,117,072 or 77% of total revenues compared to $10,133,807 or 82% of total revenues for 1998. Operating costs decreased as noted previously primarily as a result of the sale of the U.S. Tire and Portland facilities. General and administrative expenses of $2,018,699 for the second quarter of 1999 were 43% lower compared to $3,562,294 for the same period in 1998, which is also attributable to the sale of the U.S. Tire and Portland plants. Depreciation and amortization expense decreased 27% to $971,394 for the second quarter of 1999 compared to $1,327,688 for the same period in 1998. The decrease in depreciation is primarily the result of the sale of the U.S. Tire and Portland facilities as noted previously.

Interest expense increased 16% to $505,354 in the second quarter of 1999 compared to $434,169 for the same period in 1998. As noted previously, the increase is primarily due to financing that was obtained by the Company in November 1998 and February 1999.


                     FINANCIAL CONDITION AS OF JUNE 30, 1999

The Company's working capital balance at June 30, 1999 was a deficit of $6,808,923. Current assets declined from $6,324,379 at June 30, 1998 to $2,077,586 at June 30, 1999. This decline is attributable to i) the exclusion of current assets owned by U.S. Tire; ii) decreased levels of operating activity resulting from the two Illinois fires, and the sale of the Portland facility. Current liabilities decreased to $8,886,509 at June 30, 1999 from $11,214,874 at June 30, 1998. This decline is attributable to: i) the exclusion of current liabilities of U.S. Tire, ii) decreased levels of operating activity resulting from the two Illinois fires and the sale of the Portland facility, and iii) the reclassification of accelerated maturities from current liabilities to long-term liabilities as a result of repayment of the Atlanta industrial revenue bonds.

The Company received $1 million through the issuance of secured convertible notes on July 8, 1999. If operating results continue to improve as planned, management believes that this new capital along with the expected issuance in September 1999 of an additional $500,000 should provide adequate working capital for the remainder of the year.

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



                                   WASTE RECOVERY, INC.



DATE:  August 16, 1999              /s/ THOMAS L. EARNSHAW
                                    ------------------------------------
                                    By:      Thomas L. Earnshaw
                                             President
                                             (Principal Executive Officer)