Form 10-K405
period 1998-12-31
WASTE RECOVERY INC
filed 1999-11-17
CIK 710118

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
         [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR
         [   ]    Transition Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

                        FOR THE TRANSITION PERIOD FROM TO

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Number of shares of Registrant's Common Stock, no par value per share, outstanding as of November 9, 1999: 17,494,321.

The approximate aggregate market value of voting stock held by non-affiliates of the Registrant (based on the average of the closing bid and asked price of November 9, 1999) was $1,049,659. For purposes of this computation, all officers, directors and 10% beneficial owners are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are in fact affiliates of the registrant.

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

The Company believes it is the largest firm in the United States specializing in disposal and recycling of scrap tires into a high quality fuel supplement. At year's end, the Company had TDF producing facilities operating in Portland, Oregon; Houston, Texas; Atlanta, Georgia; Philadelphia,
Pennsylvania; Marseilles, Illinois (near Chicago); and Dupo, Illinois (near St. Louis).

The Company was organized in 1982 to acquire the assets of two operations in Portland, Oregon, one of which had been producing TDF since 1976. The Houston facility began producing TDF in 1986, and the Atlanta operation in 1988. In March 1995 the Company acquired Domino Salvage, Tire Division, Inc. ("Domino") and after the addition of specific, proprietary processing equipment, Domino began producing a quality TDF in late 1995. The two Illinois facilities became operational in late 1995 and were originally owned and operated by Waste Recovery-Illinois (WR-Illinois), a general partnership of which the Company was a partner. In December of 1996, WR-Illinois became a wholly-owned subsidiary upon the Company's acquisition of its partner's interest in the general partnership (see Part II, Item 5, Purchase of Interest in WR-Illinois). In the same month the Company purchased U.S. Tire Recycling Partners, L.P., based in Concord, N.C. This facility operated a scrap tire monofill and primarily marketed processed material for civil engineering purposes. In October of 1998, the Concord facility was sold back to its original equity holders (See note 3 of the financial statements).

The Company has made investments in facilities and developed expertise in the areas of tire collection and disposal, which allows it to serve as a disposal service for scrap tire sources ranging from current scrap tire generators, such as tire dealers, to large, sometimes long-abandoned, scrap tire piles. Scrap tire pick-up service must be regular and on a sufficiently predictable time schedule to minimize the storage requirements of the scrap tire generators and to provide continuity of supply to TDF users.

The Company has worked to make TDF more acceptable as a supplemental fuel. Generally, the permitting process required before a utility or other industrial fuel user may start burning TDF depends on many factors, such as location, fuel volumes and mix, the traditional fuels being supplemented, types of burners, boilers and fuel handling systems. The Company uses its experience with TDF to help customers to obtain permits to burn TDF and to equip their facilities most efficiently using TDF as a fuel supplement.

Waste Recovery works to increase the total number of TDF users in order to increase demand for the Company's TDF. The Company has not historically had a significant amount of backlog orders for TDF.

The Company's TDF competes against traditional fuels in various regions of the country. In the Pacific Northwest, hydroelectric plants provide electric power at rates which obviate the need for fossil fuel burning co-generation power systems. Consequently, pulp and paper mills typical of this region require fuel essentially for the production of heat and steam for use in their manufacturing process. In the recent past, due in part to the increasing restriction on the harvesting of timber in the Northwest, this industry has shifted its operations to the Southeastern region of the United States. Consequently, demand for TDF in the Northwest region of the country has declined in recent years.

This movement of the forest products industry has led to increased demand for TDF in the South, where TDF competes primarily with natural gas as a supplemental fuel in steam generation facilities. The Company's business in this region has continued to grow as the price of natural gas has generally exceeded the price of TDF as calculated on a BTU basis. Due to the location of its Baytown, Texas and Atlanta, Georgia facilities, the Company is well positioned to serve this market.

TDF produced at the Company's two Illinois facilities is sold primarily to coal burning electric utilities. Other industrial boilers that utilize coal as a primary source of energy have also begun to use TDF as a supplemental fuel in this region.

The Company completed its acquisition of the general partnership interest in WR-Illinois held by Riverside Caloric Company (RCC), a wholly-owned subsidiary of NIPSCO Industries, Inc., in December of 1996. WR-Illinois was a general partnership created to construct and operate two TDF producing facilities in Illinois. The partnership was created after the Company obtained a contract to supply a large Illinois electric utility with 60,000 tons of TDF per year. WR-Illinois' operations were consolidated beginning December 1, 1996 (see the Consolidated Financial Statements of the Company and related Notes included in Item 8).

OPERATIONS

The Company's scrap tire processing plants charged tip fees for the collection of more than 21.9 million scrap tires in 1998. Approximately 70% of the casings were obtained through the Company's own collection network, which collects from retail stores or supplies collection trailers to major scrap tire generators, and through arrangements with tire manufacturers for factory rejects. Many of these casings were delivered by independent operators. While the Company is not dependent on any single supplier for scrap tires, it recently concluded an agreement with Wal-Mart under the terms of which it will collect and recycle tires from approximately 600 Wal-Mart stores located throughout the United States. This program is being rolled out in a six step process which the company anticipates will be completed by the end of the year 2000.

Scrap tires collected by the Company for a fee are processed into various forms of tire-derived material, the bulk of which is sold as TDF. In general, the TDF production process consists of conveying whole tires to a primary shredder which cuts them into thin strips. These strips are processed into a chip form and then passed through a magnetic separator to remove most of the bead wire and steel belting. The resulting product is a chip of rubber compound nominally less than two inches in any dimension and 98% free of bead wire. Most of the processing equipment by which scrap tires are converted into TDF has been designed or extensively modified by the Company's own technical personnel. The Company continually endeavors to improve its process economics and product quality. During 1996, the Company installed wire recycling systems at its Baytown, Texas; Atlanta, Georgia; and Portland, Oregon facilities. These systems, designed and constructed by the Company, allow the facilities to operate waste-free, i.e., there is no waste residue from the manufacturing process, thus improving profit margins. These systems were also included in both of the Company's Illinois facilities when they were originally constructed in 1995, and rebuilt in 1998 after their destruction by fire.

The Company's production capacity has increased to 36.5 million PTE's as of December 31, 1998, from 25 million as of December 31, 1995. This increase resulted from the establishment of the two new facilities in Illinois and the acquisition of the Philadelphia facility. Although TDF sales represent a small portion of the Company's revenues, they provide the primary outlet for the Company's processed material. TDF sales accounted for 17%, 14% and 10% of total company revenues for 1998, 1997, and 1996, respectively, and wire sales were 3%, 3% and 2% for 1998, 1997, and 1996, respectively, whereas tipping fees, hauling and other services accounted for 80%, 84%, and 88% of total Company revenues for 1998, 1997 and 1996, respectively. These percentages were reduced in 1998 as a result of production stoppage at both Illinois plants after their respective destruction by fire. (See note 19 of the financial statements.)

              Approximate Annual Shredding Capacities at 12/31/98:

                                                                                       Approximate Utilization
                                                                                         Percentage in 1998
                                                                                         ------------------
Portland TDF Plant                                    5.5 Million PTE's                          34%
Houston TDF Plant                                     7.0 Million PTE's                          61%
Atlanta TDF Plant                                     5.0 Million PTE's                          60%
Philadelphia TDF Plant                                4.0 Million PTE's                          64%
Dupo TDF Plant                                        7.5 Million PTE's                          45%
Marseilles TDF Plant                                  7.5 Million PTE's                          13%
         PTE's are Passenger Tire Equivalents

The Company has also developed proprietary metering devices for use by TDF customers to control the flow of TDF as a fuel supplement to maximize TDF utilization within each customer's particular requirements and the framework of existing environmental constraints.

SEASONALITY

Historically, the Company's TDF sales volume has been seasonal in the Pacific Northwest, with volumes diminishing between June and November of each year when the pulp and paper mills need less supplemental fuel than in the winter and spring months when their primary fuel, waste wood, is wet.

The Company believes WR-Illinois' contract with Illinois Power Company for the sale of 60,000 tons per year of TDF which has a term through July 1, 2000 will reduce seasonal fluctuations over the foreseeable future. The Company has also began supplying TDF to additional utility and industrial customers in the Midwest, in an effort to further reduce seasonal fluctuations of TDF sales.

SCRAP-TIRE MARKET

The Rubber Manufacturing Association (RMA) estimates that approximately 350 million passenger tire equivalents (PTE's) were scrapped in 1998.

If all tires scrapped in a year were converted to TDF utilizing the Company's proprietary system, the potential output would be approximately 3 million tons of TDF. Even after allowing for the 15% of tires scrapped annually that are used in other applications, the scrap tire supply, in general, should not have a limiting effect on the Company's ability to continue its growth for the immediate future. This calculation does not take into account the additional "raw material" represented by abandoned tire piles which are a further source of supply.

Demand for TDF appears to be growing, especially in the utility industry and in the pulp and paper industry. Certain of the benefits of TDF, such as high BTUs, low cost, and reduced sulfur emissions, have contributed to increased TDF utilization by electric power generating facilities. Management believes that there are continuing opportunities to increase demand for this fuel. One example of this is the agreement with the Illinois Power Company. Under the terms of the Company's contract, the Illinois Power Company will burn up to
7.5 million reprocessed tires, or 60,000 tons of TDF, per year at its Baldwin Power Station (Baldwin). This figure, which constitutes about 60% of the tires annually discarded in Illinois, equates to only 2% of the energy needs at the Baldwin plant.

GOVERNMENT REGULATION

The Company works within a network of government regulations and programs at both the scrap tire supply side and the TDF supply side of the business. Due to the recognized fire and mosquito-borne health hazards associated with stockpiles of scrap tires and the public desire to curtail additional growth of stockpiles, more restrictive regulation with respect to the disposal of current generation of scrap tires has been implemented at all levels of jurisdiction with increasing intensity in recent years.

In the past couple of years, legislation has had a significant effect on the Company's Houston operation. The State of Texas had collected $2 for each new passenger tire and $3.50 for each new truck tire sold, the proceeds of which funded the clean-up of abandoned tire piles, as well as the disposal of current scrap tire generation, and were the source of the $.85 per PTE paid to licensed and registered scrap tire processors. The Company was one of the first processors registered in 1992, and has been the only large volume processor in the state to recycle all of the scrap tires it received under the program. The Company was under the State of Texas' allocation program until September 1995, at which time the allocation system was eliminated. During that time, the Company's ability to increase tire flow into its facility was impaired by this legislation, which allowed competitors to stockpile scrap tire material and continue to receive compensation from the State. The result was the creation of large piles of shredded tires across the State which approximate 80 million tires at December 31, 1998. In efforts to curtail the growth of these shred piles, this legislation was amended as of January 1, 1996 to require end-use markets such as TDF, for scrap tires collected. The Texas scrap tire program was abolished on December 31, 1997, thus ending the state supported subsidy for the processing of scrap tires. The Company now charges a disposal fee directly from scrap tire generation for the Company's disposal services in Texas as it does in other states.

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

The Company's primary competition for the acquisition of scrap tire casings comes from numerous individual collectors. The Company recognizes that its operations and expansion are and will be subject to competition from these companies, some of who have greater financial, marketing, research and development, and personnel resources than the Company. However, the Company believes that it can compete on the basis of its expertise in the logistics of tire disposal and TDF production technology. The Company believes that its processing costs and reliability are better than those achievable by competitors using commercially available tire processing equipment.

PATENTS AND PROPRIETARY PROTECTION

The Company owns the United States patents set forth in the following table:

        Patent No.                                Title/Description                      Issue Date
        ----------                                -----------------                      ----------
        4,374,573  Apparatus for Shredding Rubber Tires and Other Waste                  02/22/83
                   Materials
        4,519,550  Material Guide and Clearer for Commuting Apparatus                    05/28/85
        4,560,112  Scrap Shredding Apparatus Having Clearing Rings and Method            12/24/85
                   for Sharpening Same
        4,714,201  Tire Processing Apparatus and Method                                  12/22/87
        4,750,437  Method for Disposal of Waste Materials by Incineration                06/14/88
        4,804,031  Apparatus for Removing Tires From Wheels                              02/14/89
        4,806,056  Modular Fuel Metering Apparatus and Method                            02/21/89

The Company owns the Canadian patents (and pending applications) set forth in the following table:

        Patent No.                                Title/Description                      Issue Date
        ----------                                -----------------                      ----------
        1,220,461  Scrap Shredding Apparatus Having Clearing Rings and Method            04/14/87
                   for Sharpening Same
        1,279,051  Tire Processing Apparatus and Method                                  01/15/91

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

In 1988, pursuant to its industrial development bond financing for construction of the Atlanta plant, the Company licensed its technology, including such patents, to the indenture trustee. In January 1999, the Company retired the Atlanta plant bond financing. In 1993, the Company licensed such technology to the Illinois Partnership in connection with the construction of the two facilities in Illinois.

EMPLOYEES

As of December 31, 1998, the Company had 254 full-time employees, of whom 213 were in operations and the balance in administration, sales, planning and engineering. None of the employees are covered by collective bargaining agreements, and the Company believes its relations with its employees are generally good.

EXECUTIVE OFFICERS OF THE COMPANY

All executives hereunder are elected annually in accordance with the by-laws and serve until their successors are elected and qualified. There are no family relationships among any of the Company's executive officers.

             Name           Age          Position Held With Registrant
             ----           ---          -----------------------------
THOMAS L. EARNSHAW          44           President and Vice Chairman of the Board of Directors
ROBERT L. THELEN            59           Executive Vice President - Engineering

The positions and offices of the executive officers of the Registrant are as follows:

THOMAS L. EARNSHAW accepted the position of Vice Chairman on August 1, 1997. He was elected President and Chief Executive Officer, as well as a Director, of the Company at the March 1, 1990 Board of Directors meeting. Mr. Earnshaw joined the Company at its inception in 1982. He was elected Vice President-Operations in 1985 and Executive Vice President-Operations in 1987. Effective January 1, 1998, Mr. Earnshaw resigned as an employee of the Company and was retained as a consultant on a yearly basis. In October 1998 Mr. Earnshaw was re-elected President of the Company following the resignation of David G. Greenstein from his positions as President and Chief Executive Officer and Director on the Company's Board of Directors.

ROBERT L. THELEN has been with the Company since 1982, and is one of the Company's original founders. He is responsible for the design and improvement of plant equipment, plant construction, and technical assistance to customers. He was elected Vice President-Engineering in 1989, a Director in 1990, and Executive Vice President-Engineering in May, 1991. Subsequent to December 31, 1998, he has resigned as Director.

ITEM 2.  PROPERTIES

The Company currently occupies the following properties:

                                                          Sq. Footage of       Owned or Lease      Current Monthly
               Location and Description                      Building            Expiration             Rental
               ------------------------                      --------            ----------             ------
PORTLAND, OREGON:
        Engineering Office and shop on 1.2 acres               8,000               7/31/99               $2,200
HOUSTON (HARRIS COUNTY), TEXAS:
      Production facility on 9 acres partially paved          13,800                Owned                     -
           with metal building
ATLANTA, GEORGIA:
      Production facility on 3 acres partially paved           4,800              12/31/99               $2,785
           with metal building
PHILADELPHIA, PENNSYLVANIA
      4 acres of land holding processing facility              1,500               2/28/05               $3,200
DALLAS, TEXAS:
      Office space                                             4,500               2/28/00               $2,765
DUPO, ILLINOIS:
      Production facility on 10 acres partially paved         12,000              11/30/14               $1,000
      with metal building
MARSEILLES, ILLINOIS:
      Production facility on 6.8 acres partially paved         9,600                Owned                     -
      with two metal buildings

The administrative offices of the Houston, Atlanta, Philadelphia, Dupo, and Marseilles facilities are in office trailers of approximately 600 square feet. The Company's executive offices occupy approximately 4,500 square feet in Dallas, Texas. The Company believes that its facilities are adequate for its immediate needs, and that it has the capacity to accommodate significant additional volume at its tire shredding plants.

ITEM 3.  LEGAL PROCEEDINGS

Special Note: Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Reform Act. See "Special Note Regarding Forward-Looking Statements" for additional factors relating to such statements.

The Company is involved in routine litigation arising in the ordinary course of business. The volume of this litigation has risen in the recent past as a result of the Company's lateness in paying certain vendors. In the opinion of management, such matters would not have a material adverse effect on the financial condition or the results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company shareholders during the fourth quarter of 1998.

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

Trading commenced on July 17, 1986 and the Registrant's common shares were quoted on the NASDAQ system until February 20, 1990 at which time the Common Stock was delisted as a result of the Company's failure to meet applicable capital and surplus requirements. The following table sets forth the range of bid and ask prices for the Registrant's Common Stock during the periods indicated:

                                               High                                         Low
                                               ----                                         ---
       Quarter Ended                 Bid                  Ask                   Bid                    Ask
       -------------                 ---                  ---                   ---                    ---
         03/31/97                    2.25                  2.25                  1.25                   1.44
         06/30/97                    1.56                  1.56                  1.16                   1.28
         09/30/97                    1.22                  1.44                   .91                    .88
         12/31/97                     .94                   .94                   .50                    .59
         03/31/98                     .56                   .63                   .22                    .25
         06/30/98                     .40                   .45                   .22                    .22
         09/30/97                     .25                   .26                   .09                    .10
         12/31/98                     .19                   .24                   .07                    .07

(a) The quotations set out above represent prices between dealers and do not include retail mark-up, mark-down or commissions and may not represent actual transactions. Prior to termination by NASDAQ (February 20, 1990), such quotations were received from NASDAQ. Quotations after such time are obtained from the National Quotation Bureau.

(b) The approximate number of record holders (not including participants in securities position listings) of the Registrant's common shares as of April 13, 1999 was 600.

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

PURCHASE OF U.S. TIRE RECYCLING PARTNERS, L.P.

The Company issued 3,242,997 shares of unregistered Common Stock, $1,850,000 of convertible subordinated notes, and promissory notes in the aggregate amount of $605,035 as consideration for the purchase of U.S. Tire Recycling Partners, L.P. ("U.S. Tire") in December 1996. The Company also issued 243,224 unregistered shares of Common Stock to a third party as compensation for services rendered as financial advisor to the Company in connection with the acquisition of U.S. Tire. The convertible subordinated notes were convertible at $2.50 per share and had an interest rate of 5% per annum in 1996 and 1997, 6% in 1998 and 7% in 1999 and 2000. Interest was to be paid quarterly with principal payments beginning on March 31, 1999 in the amount of $500,000, and $450,000 on September 30, 1999, March 31, 2000 and September 30, 2000. Principal amounts were subject to reduction if certain cash flow tests were not met by the Company's U.S. Tire subsidiary. On October 13, 1998, the Company sold U.S. Tire back to the original equity holders in exchange for consideration of cash, Waste Recovery, Inc. common stock, and forgiveness of the convertible subordinated notes and other debt.

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

ISSUANCE OF COMMON STOCK AND WARRANTS

On December 24, 1996 and December 26, 1996, the Company sold 1,050,000 shares of unregistered Common Stock for $1.45 per share in a private placement. In connection with issuing this stock, warrants to purchase a like amount were also sold for $0.05 per share. This sale was made to qualifying individuals, of which one was Mr. Michael Dodge, then a director of the Company. Mr. Dodge purchased 300,000 shares of unregistered Common Stock for $1.45 per share and $0.05 per warrant.

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

                                                            For the Years Ended December 31,
                                          1998               1997               1996               1995               1994
                                          ----               ----               ----               ----               ----
OPERATING DATA
TDF sales                            $  3,862,776       $  4,007,545       $  1,589,405       $  1,080,172       $  1,104,691
Wire sales                                617,162            801,283            397,701                  -                  -
Disposal and other revenues            17,847,780         24,499,916         14,687,426         13,059,751         11,320,714
                                     ------------       ------------       ------------       ------------       ------------
Total revenues                         22,327,718         29,308,744         16,674,532         14,139,923         12,425,405
Operating expenses and
    Depreciation                       19,869,779         25,270,437         13,103,362         12,098,884          9,753,225
General and administrative
    Expenses                            6,215,134          5,677,265          3,171,418          2,568,094          2,099,579
                                     ------------       ------------       ------------       ------------       ------------
Income (loss) from operations          (3,757,195)        (1,638,958)           399,752           (527,055)           572,601
Interest expense, net                     878,162            823,443            375,093            457,202            378,761
Other (income) expense                  1,112,086           (654,261)          (935,795)          (380,066)            10,567
Equity in loss of Partnership                   -                  -            668,504            322,630             20,260
                                     ------------       ------------       ------------       ------------       ------------
Income (loss) before income
    taxes and extraordinary items      (5,747,443)        (1,808,140)           291,950           (926,821)           163,013
Income tax benefit (expense)                    -           (517,204)            (8,850)                 -            447,543
                                     ------------       ------------       ------------       ------------       ------------
Net income (loss)                    $ (5,747,443)      $ (2,325,344)      $    283,100       $   (926,821)      $    610,556
                                     ============       ============       ============       ============       ============
Net income (loss) per share          $       (.35)**    $       (.14)**    $        .01**     $       (.12)**    $        .07**
                                     ============       ============       ============       ============       ============
Net income (loss) per share-
    assuming dilution                $       (.35)**    $       (.14)**    $        .01**     $       (.12)**    $        .06**
                                     ============       ============       ============       ============       ============
Weighted average number of
    common shares outstanding          17,070,015         17,334,892         11,549,750          9,132,359          7,005,716
                                     ============       ============       ============       ============       ============
Weighted average number of
    common shares outstanding-
    assuming dilution                  17,070,015         17,334,892         12,167,731          9,132,359          7,762,817
                                     ============       ============       ============       ============       ============
OTHER DATA
Earnings before interest, taxes,
    depreciation & amortization
    (EBITDA+)                        $ (2,473,758)      $  1,835,883        $1 ,861,493       $    486,089       $  1,236,758
                                     ============       ============       ============       ============       ============
EBITDA as a percentage of
    Revenues                                  (11%)                6%                11%                 3%                10%
                                     ============       ============       ============       ============       ============
Tons of TDF sold during
    the period ended (unaudited)          141,894            168,263            102,929             72,961             62,564
                                     ============       ============       ============       ============       ============
BALANCE SHEET DATA
Total assets                         $ 18,546,948       $ 24,995,408       $ 28,391,800       $ 10,732,399       $  8,745,077
Total long-term debt                 $ 10,197,163       $ 10,528,587*      $ 12,053,395       $  4,409,249       $  4,002,585*
Total shareholders' equity           $    273,813       $  6,141,256       $  8,329,123       $  2,899,006       $  1,258,819

         *Includes long-term debt then classified as short-term debt as a result of the Company's noncompliance during such period with certain financial covenants in its debt agreements (see the Consolidated Financial Statements of the Company and the related Notes included in
         Item 8). **Undeclared dividends on cumulative preferred stock of $142,506, $142,506, $142,896, $142,506, and $142,506 for the years ended December 31, 1998, 1997, 1996, 1995, and 1994, respectively, have been added to net loss or subtracted from net income for purposes of computing net income (loss) per common share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note: Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Reform Act. See "Special Note Regarding Forward-Looking Statements" for additional factors relating to such statements.

GENERAL COMMENTS

The deterioration of the Company's operating results in 1997 and 1998 has had a significant adverse effect on its financial condition. As a result of this problem on February 1, 1998, the Company defaulted on certain of its debt obligations, which defaults have since been cured. For further discussion of these items, see the "Liquidity and Capital Resources" section of Part II,
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Company's Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

The Company owns and operates tire processing facilities in Portland, Oregon; Houston, Texas; Atlanta, Georgia; Philadelphia, Pennsylvania; Dupo, Illinois; and Marseilles, Illinois. The two Illinois plants were originally owned by the Illinois Partnership, of which the Company owned a 45% interest and was the managing partner until December of 1996, at which time the Company acquired its partner's interest in the partnership in exchange for common shares of the Company (see Part II, Item 5, Purchase of Interest in WR-Illinois). In separate events during 1998 both of these facilities were substantially destroyed by fire. In 1995, the Company acquired the tire division of Domino Salvage, Inc. which operates a tire collection and shredding operation located in Conshohocken, Pennsylvania, for consideration of cash and notes. Domino is operated as a wholly owned subsidiary of the Company. In the fourth quarter of 1996, the Company acquired U.S. Tire, L.P., located in Concord, North Carolina, a company which collects tires, manufactures TDF and a leachate drainfill material, and also operates its own tire monofill which was resold to its original owners in October of 1998.

Regional services are provided from the operating facilities mentioned above. Operations of these facilities include scrap tire collection, disposal, and the recycling of tires into various products including tire-derived fuel
(TDF), drainfill or leachate collection material, a quarter-inch minus chip used as a feedstock by the crumb rubber manufacturing industry, and scrap steel produced from the wire content of the processed tires. The Company generates revenues from scrap tire disposal fees, hauling of scrap tires, sales of used tires in the used tire market, and the sale of products described immediately above.

During the past three years, the effects of inflation on the Company's operations have been negligible.

DESCRIPTION OF OPERATIONS AT INDIVIDUAL FACILITIES

ILLINOIS FACILITIES (DUPO AND MARSEILLES)

During the fourth quarter of 1995, the Company began operations at two new facilities located in the State of Illinois which were built to serve the Chicago and St. Louis, Missouri scrap tire markets. These facilities were originally scheduled to open in the early summer of 1995, which date was postponed until the fall of that year, as a result of bad weather and flooding in the Midwest region of the country which delayed completion of their construction. This delayed entry date into the scrap tire markets served by these facilities hampered the Company's ability to build tire flow, and as a consequence both Illinois facilities suffered during their start-up phases from a lack of scrap tire flow. While this problem diminished by mid-1996, increasing demand for scrap tires in the region has restricted the supply to these two facilities, resulting in inadequate overall operating levels. During calendar 1997, the two facilities operated at 57% of capacity utilization, versus 60% which the Company believes is necessary for the facilities to break even. Demand for TDF in the Midwest has continued to strengthen, and the Company believes that TDF demand within the market area served by these two facilities presently exceeds the facilities aggregate capacity to produce TDF.

On March 21, 1998 the Marseilles Plant was completely destroyed by a catastrophic fire. Three months later on June 28, 1998 the Dupo facility was substantially damaged by fire. Insurance coverage was sufficient in both cases to rebuild the facilities, and the Dupo facility resumed operations in January, 1999 and the Marseilles facility shortly thereafter. The Company believes that the cause of the Marseilles fire was mechanical. With respect to the fire at the Dupo facility, local fire authorities have ruled out all accidental causes.

U.S. TIRE - CONCORD, NORTH CAROLINA

In December of 1996, the Company acquired U.S. Tire, a scrap tire processor located in Concord, North Carolina, which operated a scrap tire collection network throughout the state and surrounding Eastern corridor as well as its own scrap tire monofill. The Concord facility landfilled approximately 50% of the scrap tires collected, with the balance being shredded and sold as drainfill or leachate material, primarily in South Carolina where the product was used as a substitute for gravel in septic tanks for single-family homes. The Concord facility also produced some tire-derived fuel and other tire-derived products which were used for civil engineering purposes. In October of 1998 the facility was sold to its original shareholders.

PORTLAND, OREGON FACILITY

In 1998, the Portland, Oregon facility continued to suffer from the loss of its largest TDF customer, and from increasing competition for scrap tires. As a consequence, this facility was a major disappointment. As a consequence of continuous operating losses in December 1998, the Company entered into a contract to sell this facility for cash which subsequently occurred in February 1999.

BAYTOWN FACILITY

The Baytown facility experienced a good year both in terms of disposal fees and end product sales. The Company maintains its position of being the only processor in the State of Texas capable of recycling 100% of each tire, and accordingly hopes that as the free market environment created by the elimination of the State program in 1997 takes effect, that operations will continue to improve.

ATLANTA FACILITY

The Atlanta facility continues to experience a strong market demand for TDF; however, the mechanical condition of the facility and an inexperienced labor force inhibited the facility from optimizing 1998 market conditions. During the last quarter of 1998 significant improvement to the plant was achieved and aggressive steps addressing the quality of management at the plant was initiated.

PHILADELPHIA FACILITY

The Company's Pennsylvania facility which is located north of Philadelphia in the town of Conshohocken was purchased by WRI in 1995. This facility has remained unprofitable during the past three years because the TDF markets which the Company foresaw failed to materialize. In April of 1998, the Company concluded an agreement to sell TDF to International Paper's facility located in Lockhaven, Pennsylvania. In order to service this contract, significant capital improvements have been made to the facility during the year, including the addition of a wire system.

A recap of the Company's operating results before income taxes follows:

                                                                 1998            1997            1996
                                                                 ----            ----            ----
Operating income (loss)                                      $(3,757,195)    $(1,638,958)    $   399,752
Interest expense (net)                                          (878,162)       (823,443)       (375,093)
Gains (losses) on sales of equipment and other income        $(1,781,914)        489,343         311,576
Gain on involuntary conversion of assets                         669,828         164,918         624,219
Equity in loss from Partnership operations                             -               -        (668,504)
                                                             -----------     -----------     -----------
Income (loss) before income taxes                            $(5,747,443)    $(1,808,140)    $   291,950
                                                             ===========     ===========     ===========

1998 VS. 1997 VS. 1996

The table below summarizes the activity of the Company as well as the basic revenue categories for the last three years:

                                                        1998               1997                 1996
                                                        ----               ----                 ----
TDF Tons Sold                                         141,894             168,263              102,929
Passenger Tire Equivalents Received (Tons)            219,077             318,659              162,926
TDF Sales                                          $3,862,776          $4,007,545           $1,589,405
Wire Sales                                           $617,162            $801,283             $397,701
Disposal and Hauling Fees                         $17,847,780         $24,499,916          $14,687,426

The Company's total revenues of $22,327,718 for 1998 were 23.8% lower than the $29,308,744 received in 1997and 33.9% higher than the $16,674,532 received in 1996. The increase in revenues for the year ending 1997 compared to 1996 is primarily due to the December 1996 acquisitions of WR-Illinois and U.S. Tire. The decrease in 1998 revenues compared to 1997 is primarily due to a 27% decrease in disposal fees, hauling, and other revenue, as well as a 3.6% decrease in TDF sales and a 23% decrease in wire sales. The reductions can be attributed to several factors. Portland's results for the year were 55% lower due to sluggish demand for TDF in the Northwest. Tire flow and TDF sales at the Portland facility also decreased in 1998 compared to 1997 as a result of the Company's decision to convert the plant from a TDF production facility to a "black rubber" (a feedstock rubber) facility. The conversion of the Portland plant was necessitated by the weak demand for TDF. Consequently, on June 30, 1998 the Company discontinued the acceptance of automobile tires at the Portland plant, which resulted in a substantially reduced tire flow compared to 1997 and 1996. The Marseilles and Dupo facilities had a 52% and 32% respective decrease in total revenue from 1998 to 1997, which is primarily attributable to the fires that occurred at both plants in 1998 and disrupted operations. TDF and wire sales and production, as well as tire flow and disposal fees were significantly lower for both Illinois plants in 1998 compared to 1997 and 1996 as a result of the damage sustained by the plants in 1998. Atlanta posted higher TDF sales in 1998 compared to 1997 since sales were off in 1997 while that facility was under reconstruction following the November 1996 fire. The Philadelphia facility reflected significantly higher TDF sales with the addition of a new TDF customer in 1998. The Baytown plant had a 24% decrease in revenue in 1998 compared to 1997. Tire flow was down at the Baytown plant in 1998 compared to 1997 primarily due to the elimination of the state subsidy in Texas for the disposal of tires. Tipping fees in Texas were also lower due to downward pressure resulting from the elimination of the subsidy, thus resulting in a decrease in disposal revenue for Baytown in 1998 compared to 1997 and 1996. On October 13, 1998, the Company sold its U.S. Tire unit, which also contributed to the overall decrease in tire flow and disposal and hauling fees.

The table below compares cost elements as a percentage of revenues (Revs.) over the last three years:

                                                     % of                        % of                       % of
                                        1998         Revs.          1997        Revs.           1996       Revs.
                                        ----         -----          ----        -----           ----       -----
Total Variable
     Operating Expenses             $17,474,256       78%       $22,449,857      76%        $11,908,912     71%
Depreciation and Amortization         2,395,523       11%         2,820,580      10%          1,194,450      7%
                                      ---------       ---         ---------      ---          ---------      --
Total Operating Expenses            $19,869,779       89%       $25,270,437      86%        $13,103,362     78%
                                    ===========       ===       ===========      ===        ===========     ===

Operating expenses for the year ended December 31, 1998 decreased by $4,975,601 or 22% in 1998 compared to 1997. Operating expenses for the year ended December 31, 1998 were $17,474,256 or 78% of total revenues compared to $22,449,857 or 76% of total revenues for 1997. Operating expenses decreased overall primarily due to decreases in operating expenses at the Illinois plants of approximately 29% as a result of the fires at those plants. Operating costs were also down by approximately 50% at the Portland plant as a result of the scale-down of that plant in conjunction with the conversion from TDF production to crumb rubber. Operating costs as a percent of revenues increased primarily as a result of the decreased tire flow at the Portland plant, lower tipping fees associated with the elimination of the Texas scrap tire disposal subsidy, and the fires at the Illinois facilities. Operating expenses for the year ended December 31, 1997 increased compared to 1996 due to the acquisitions of WR-Illinois and U.S. Tire in December 1996. Operating expense as a percent of revenues increased to 76% for the year ending December 31, 1997 from 71% for the year ending 1996 primarily as a result of a decreased tire flow in Portland and increased operating costs at the Baytown plant due to further expansion and tire collection efforts in Texas in 1997.

Depreciation expense decreased 15% to $2,395,523 for the year ending December 31, 1998 compared to $2,820,580 for the year ending 1997. The decrease is primarily due to the destruction of the Illinois facilities in 1998. Depreciation expense for the year ending December 31, 1997 increased significantly to $2,820,580 compared to $1,194,450 for 1996. The increase in 1997 was due primarily to the acquisition of U.S. Tire and WR-Illinois in December 1996. Depreciation expense as a percent of revenues was 11% for the year ending December 31, 1998 compared with 10% for 1997 and 7% for 1996. The increase in 1998 compared to 1997 was primarily due to the decreased production levels and tire flow at the Portland and Illinois plants.

                                                     % of                       % of                       % of
                                        1998         Revs.          1997        Revs.           1996       Revs.
                                        ----         -----          ----        -----           ----       -----
General and
   Administrative                   $6,558,171         29%      $5,677,265        19%       $3,171,418       19%
Interest Expense                       982,348          4%         940,136         3%          447,176        3%
Interest Income                       (104,186)         -         (116,693)       -            (72,083)       -
                                    ----------         ---      ----------        ---       ----------       ---
                                    $7,436,333         33%      $6,500,708        22%       $3,546,511       22%
                                    ==========         ===      ==========        ===       ==========       ===

General and administrative expenses increased to $6,558,171 for 1998 compared with $5,677,265 for 1997 and $3,171,418 for 1996. The increase is attributable primarily to increased staffing at the plant and corporate levels, higher salaries, increases in medical insurance costs, increases in workers' compensation insurance, professional and consulting services, and increased bad debt charges. As a percent of revenues, general and administrative costs increased to 29% for 1998 compared to 19% for 1997 and 1996. Administrative costs have increased while revenues have decreased at the Portland and Illinois plants. Interest expense increased to $982,348 for 1998 and $940,136 for 1997. The increased interest expense is related to new debt with higher interest rates. Interest expense as a percent of revenues increased to 4% for 1998 and 3% for 1997 and 1996 due to the decrease in total revenues in 1998.

LIQUIDITY AND CAPITAL RESOURCES

The deterioration in the Company's operating results in 1998 have had a significant adverse effect on the Company's current liquidity. These operating losses can be directly traced to the two casualty losses. While these fire casualties were covered by both replacement insurance which was used to fund reconstruction of the plants, and business interruption insurance, these events, nevertheless, adversely effected liquidity in several ways:

       1. Significant management time and attention were focused on the rebuilding programs rather than the operations of the Company.
       2. Settlements with the Company's insurance carrier resulted in termination of business interruption insurance before the plants were put back into operation.
       3. Significant losses were incurred after the plants were put back into operation as they sought to reach breakeven capacity utilization levels.

As a consequence of these poor operating results in 1998, management has focused its attention on cost reduction and the deferral of capital expenditures and improvement in operating efficiencies until such time as the Company is able to restore its liquidity through obtaining additional capital and improvement in its operations.

The Company took several steps during 1998 in order to meet its liquidity needs:

       a) The Company renegotiated the terms of the moral obligation guarantee provided by the State of Illinois based upon which it was able to raise an aggregate amount of $6,675,000 from new industrial revenue bond issues. Proceeds from which, along with a portion of associated restricted cash, were used to retire the outstanding balance of the original industrial revenue issues.
       b) The Company secured new term financing of $300,000 collaterialized by mortgages of the Atlanta and Houston plants.
       c)     The Company secured a commitment in the maximum amount of
              $2,500,000 under which it can borrow against its receivables.
       d)     The Company sold certain rolling stock and intangible assets which were part of its Portland, Oregon facility to a third party.
       e) The Domino debt was modified to change the beginning date for principal amortization from March 21, 1998 to July 24, 1999. All payments required under this financing have been made timely.

As a result of the poor operating results in 1998 and the related adverse effect on the Company's liquidity, the Company defaulted on certain of its debt.

As of January 15, 1998, the Company was in default on the convertible subordinated notes as a result of the nonpayment of interest. These notes were given as consideration for the acquisition of U.S. Tire and are accounted for as a contingent obligation (see note 14 of the financial statements). The note agreement provides that, in the event of a default, the noteholders may convert the notes to common stock at a reduced price of $1.00 per share or foreclose on the common stock of New U.S. Tire Recycling Corp., a wholly-owned subsidiary of the Company which owns 84% of U.S. Tire. This obligation was retired in its entirety as a result of the sale of U.S. Tire in October 1998.

On January 27, 1998, the Company announced a default by its wholly-owned subsidiary, WR-Illinois with respect to debt service payments due February 1, 1998 in connection with the loan agreements relating to outstanding bonds issued by the Southwestern Illinois Development Authority and the Upper Illinois River Valley Development Authority. The bonds were secured by the assets of WR-Illinois, restricted trust funds, and a corporate guaranty by the Company. This indebtedness was repaid in full in July 1998, with the proceeds of new industrial revenue bond debt as describe above.

As a result of the Company's failure to comply with various financial covenants with its revolving line of credit agreement, the Company was in default as of March 31, 1999 under the terms of this agreement; however, all payments required under the line were made timely and the lender has not given notice of intention to accelerate maturity.

As a result of violation of certain net worth and liquidity tests, the Company was in default of its Fulton County industrial revenue bonds. This default was cured in February 1999 as a result of repayment of the debt in full.

While the funds obtained through these various transactions have allowed for the continued operation of the Company, the Company believes that it will need the proceeds from additional equity and long-term debt to meet the levels of liquidity that are necessary for future operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item begin at page F-1 hereof.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         -None-

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required in response to this item is incorporated herein by reference to the Company's Proxy Statement to be filed under Regulation 14A within 120 days after December 31, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

The information required in response to this item is incorporated herein by reference to the Company's Proxy Statement to be filed under Regulation 14A within 120 days after December 31, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required in response to this item is incorporated herein by reference to the Company's Proxy Statement to be filed under Regulation 14A within 120 days after December 31, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in response to this item is incorporated herein by reference to the Company's Proxy Statement to be filed under Regulation 14A within 120 days after December 31, 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      1.       Financial statements are listed in the "Index to
                           Consolidated Financial Statements for Waste
                           Recovery, Inc." on page 35 of this Form 10-K.

         (a)      2.       Exhibits are listed on page E-1 through E-4 of this
                           Form 10-K.

                          Exhibit
                          Number                       Exhibit
                          ------                       -------
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

                          Exhibit
                          Number                       Exhibit
                          ------                       -------
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

                          Exhibit
                          Number                       Exhibit
                          ------                       -------
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

                          Exhibit
                          Number                       Exhibit
                          ------                       -------
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
                                   15, 1997.

                          Exhibit
                          Number                       Exhibit
                          ------                       -------
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

                            10.41  Nonqualified Stock Option Agreement dated
                                   February 12, 1997, granted by the Registrant to Martin B. Bernstein for 1 million shares, incorporated herein by reference to Exhibit
                                   10.41 to the Company's Form 10-K filed April
                                   15, 1998.

                            10.42 Consulting Agreement dated December 31, 1997 between Registrant and Thomas L. Earnshaw, as consultant, incorporated herein by reference to Exhibit 10.42 to the Company's Form 10-K filed April 15, 1998.

                            10.43  Promissory Note dated March 17, 1998,
                                   executed by Registrant as maker payable to Chase Bank of Texas, National Association in principal amount of $350,000, incorporated herein by reference to Exhibit 10.43 to the Company's Form 10-K filed April 15, 1998.

                            10.44 Loan and Security Agreement for a credit facility of $2,500,000 and a note payable for $250,000 dated November 6, 1998, executed by
                                   Registrant as maker payable to Fidelity
                                   Funding, Inc.(1)

                            10.45  First Amended and Restated Loan and Security
                                   Agreement dated February 1, 1999, executed by
                                   Registrant as maker payable to Fidelity
                                   Funding, Inc.(1)

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


                            21.1   Subsidiaries of the Registrant.(1)

                            23     Consent of Independent Accountants.(1)

                            23.1   Consent of Independent Accountants.(1)

                            23.2   Consent of Independent Accountants.(1)


                            27.1   Financial Data Schedule.(1)

--------------------------------
(1)    Filed herewith

         (b)      (i)      On October 28, 1998, the Company filed a current
                           report on Form 8-K dated October 13, 1998, pursuant to Item 2 thereof, reporting the disposition of its subsidiary, New U.S. Tire Recycling Corp.





                                  [End of Page]

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on November 9, 1999, by the following duly authorized person on behalf of the Company.

                              WASTE RECOVERY, INC.
                                  (Registrant)

Date:    November 9, 1999         By:  /s/ THOMAS L. EARNSHAW
                                       -----------------------------------
                                       Thomas L. Earnshaw
                                       President (Principal Executive Officer
                                       and Principal Financial Officer)

                                       /s/ WILLIAM R. HOWE
                                       -----------------------------------
                                       William R. Howe
                                       Vice President (Principal Accounting
                                       Officer)


                                POWER OF ATTORNEY


KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas L. Earnshaw and William R. Howe, and each of them, such individual's true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such individual and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K under the Securities Exchange Act of 1934, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements to the Securities Exchange Act of 1934, this report has been signed below on November 9, 1999, by the following persons on behalf of the Registrant in the capacities indicated.

    /s/ THOMAS L. EARNSHAW                         /s/ CRANDALL S. CONNORS
    ----------------------                         -----------------------
By: Thomas L. Earnshaw                         By: Crandall S. Connors, Director
    President (Principal Executive Officer
    and Principal Financial Officer) and           /s/ JOHN C. KERR
    Director                                       -----------------------
                                               By: John C. Kerr, Director

                                                                                                          Page
                                                                                                          ----
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS FOR WASTE RECOVERY, INC.

Reports of Independent Accountants                                                                        F-1

Financial Statements:

     Consolidated Balance Sheets at December 31, 1998 and 1997                                            F-4

     Consolidated Statements of Operations for the years ended
         December 31, 1998, 1997 and 1996                                                                 F-6

     Consolidated Statements of Stockholders' Equity for the years ended
         December 31, 1998, 1997 and 1996                                                                 F-7

     Consolidated Statements of Cash Flows for the years ended
         December 31, 1998, 1997 and 1996                                                                 F-8

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Waste Recovery, Inc.

We have audited the accompanying consolidated balance sheet of Waste Recovery, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows from the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Waste Recovery, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company incurred net losses of $6,090,480 and $2,325,344 in 1998 and 1997, respectively, and had a working capital deficit of $4,911,031 at December 31, 1998. The Company's continued existence is dependent upon restructuring its debt or obtaining additional capital, or a combination thereof. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GRANT THORNTON LLP

Dallas, Texas
April 14, 1999

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



COHEN & ROSEN, P.C.

New York, New York
January 24, 1997

                              WASTE RECOVERY, INC.

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1998 and 1997

                                     ASSETS

                                                                        1998               1997
                                                                        ----               ----
Current Assets:
   Cash and cash equivalents                                        $     69,594       $          -
   Accounts receivable, less allowance for doubtful accounts
     of $135,435 and $128,602, respectively                            1,889,440          3,047,265
   Other receivables                                                       6,066             82,180
   Inventories                                                            16,398            186,563
   Other current assets                                                  801,592            933,760
   Restricted cash and cash equivalents                                   43,640          2,145,362
                                                                    ------------       ------------
       Total current assets                                            2,826,730          6,395,130
                                                                    ------------       ------------

Property, plant and equipment                                         23,291,611         26,451,740
   Less accumulated depreciation                                     (11,113,546)       (10,429,868)
                                                                    ------------       ------------
       Net property, plant and equipment                              12,178,065         16,021,872
                                                                    ------------       ------------

Restricted cash and cash equivalents                                   1,454,358            171,898
Bond and debt issuance costs, less accumulated amortization of
   $197,580 and $181,275, respectively                                   576,250            130,754
Goodwill, less accumulated amortization of $98,720 and
   $238,025, respectively                                                848,992          1,833,888
Other assets                                                             319,516            441,866
                                                                    ------------       ------------
                                                                    $ 18,203,911       $ 24,995,408
                                                                    ============       ============

See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1998 and 1997

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                1998                   1997
                                                                                ----                   ----
Current Liabilities:
   Current installments and accelerated maturities of bonds payable         $    260,000           $  7,567,795
   Notes payable                                                               1,270,800                713,861
   Current installments of long-term debt                                        878,901              2,373,858
   Current installments of capital lease obligations                              24,938                 83,328
   Accounts payable                                                            2,549,389              3,168,128
   Other accrued liabilities                                                   2,494,383              1,652,425
   Deferred grant revenue                                                        259,350                386,820
                                                                            ------------           ------------
       Total current liabilities                                               7,737,761             15,946,215
                                                                            ------------           ------------

Bonds payable, excluding current installments                                  6,415,000                      -
Long-term debt, excluding current installments                                 3,777,629              2,495,195
Notes payable                                                                    174,578                170,684
Obligations under capital leases, excluding current installments                   8,167                 22,708
Deferred grant revenue, noncurrent                                               160,000                219,350
                                                                            ------------           ------------
       Total liabilities                                                      18,273,135             18,854,152
                                                                            ------------           ------------

Stockholders' Equity (Deficit):
   Cumulative preferred stock, $1.00 par value; 250,000 shares authorized, 203,580 issued and outstanding in 1998 and 1997
     (liquidating preference $16.01 per share, aggregating
     $3,259,537, and $15.31 per share, aggregating $3,117,031, in
     1998 and 1997, respectively)                                                203,580                203,580
   Preferred stock, $1.00 par value, authorized and unissued,
     9,750,000 shares                                                                  -                      -
   Common stock, no par value, authorized 30,000,000 shares,
     17,494,323 shares issued and outstanding
     in 1998 and 1997                                                            407,800                407,800
   Additional paid-in capital                                                 18,604,904             18,604,904
   Accumulated deficit                                                       (19,091,628)           (13,001,148)
                                                                            ------------           ------------
                                                                                 124,656              6,215,136

   Treasury stock, at cost (1,603,760 common shares in 1998
     and 103,760 common shares in 1997)                                         (193,880)               (73,880)
                                                                            ------------           ------------
       Total stockholders' equity (deficit)                                      (69,224)             6,141,256
                                                                            ------------           ------------
Commitments and contingencies                                               $ 18,203,911           $ 24,995,408
                                                                            ============           ============

See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years Ended December 31, 1998, 1997 and 1996

                                                                  1998              1997               1996
                                                                  ----              ----               ----
Revenues:
   Tire-derived fuel sales                                   $ 3,862,776        $ 4,007,545        $ 1,589,405
   Wire sales                                                    617,162            801,283            397,701
   Disposal fees, hauling and other revenue                   17,847,780         24,499,916         14,687,426
                                                             -----------        -----------        -----------
       Total revenues                                         22,327,718         29,308,744         16,674,532

Operating expenses                                            17,474,256         22,449,857         11,908,912
General and administrative expenses                            6,558,171          5,677,265          3,171,418
Depreciation and amortization                                  2,395,523          2,820,580          1,194,450
                                                             -----------        -----------        -----------
       Operating profit (loss)                                (4,100,232)        (1,638,958)           399,752
                                                             -----------        -----------        -----------

Other income (expense):
   Interest income                                               104,186            116,693             72,083
   Interest expense                                             (982,348)          (940,136)          (447,176)
   Other income                                                  502,684            470,833            302,306
   Gains (losses) on sales of assets                          (2,284,598)            18,510              9,270
   Gain on involuntary conversion of assets                      669,828            164,918            624,219
   Equity in loss from partnership operations                          -                  -           (668,504)
                                                             -----------        -----------        -----------
                                                              (1,990,248)          (169,182)          (107,802)

Income (loss) before income taxes                             (6,090,480)        (1,808,140)           291,950
Income tax expense                                                     -           (517,204)            (8,850)
                                                             -----------        -----------        -----------
       Net income (loss)                                      (6,090,480)        (2,325,344)           283,100

Undeclared cumulative preferred stock dividends                  142,506            142,506            142,896
                                                             -----------        -----------        -----------
       Net income (loss) allocable to common
         stockholders                                        $(6,232,986)       $(2,467,850)       $   140,204
                                                             ===========        ===========        ===========

       Net income (loss) per share - basic and diluted       $      (.37)       $      (.14)       $       .01
                                                             ===========        ===========        ===========


Weighted average number of common shares
   outstanding - basic                                        17,070,015         17,334,892         11,549,750
                                                             ===========        ===========        ===========

               - assuming dilution                            17,070,015         17,334,892         12,167,731
                                                             ===========        ===========        ===========


See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                  Years ended December 31, 1998, 1997 and 1996

                                                     Cumulative                                               Additional
                                                  Preferred Stock                   Common Stock               Paid-in
                                               Shares        Par Value         Shares        Par Value         Capital
                                            ------------    ------------    ------------    ------------    ------------
Balances at December 31, 1995                    203,580    $    203,580      10,830,170    $    407,800    $ 13,320,410
Stock issued to Directors                              -               -          10,806               -          12,000
Options exercised under incentive
   stock option plan                                   -               -         178,000               -          71,477
Stock issued in connection with
   U.S. Tire acquisition                               -               -       3,486,221               -       2,086,000
Stock issued in connection with
   WR-Illinois acquisition                             -               -       1,100,000               -         869,000
Conversion of subordinated
   Debentures                                          -               -         666,924               -         583,559
Warrants issued to subordinated
   debenture holders upon conversion                   -               -               -               -          10,000
Sale of common stock and warrants                      -               -       1,050,000               -       1,514,981
Net income                                             -               -               -               -               -
                                            ------------    ------------    ------------    ------------    ------------
Balances at December 31, 1996                    203,580    $    203,580      17,322,121    $    407,800    $ 18,467,427
Options exercised                                      -               -         122,000               -          64,030
Stock issued in connection with
   U.S. Tire acquisition                               -               -          50,202               -          73,447
Net loss                                               -               -               -               -               -
                                            ------------    ------------    ------------    ------------    ------------
Balances at December 31, 1997                    203,580    $    203,580      17,494,323    $    407,800    $ 18,604,904
Common stock acquired in connection with
  U.S. Tire sale (1,500,000 shares)                    -               -               -               -               -
Net loss                                               -               -               -               -               -
                                            ------------    ------------    ------------    ------------    ------------
Balances at December 31, 1998                    203,580    $    203,580      17,494,323    $    407,800    $ 18,604,904
                                            ============    ============    ============    ============    ============


                                                                                  Total
                                             Accumulated      Treasury        Stockholders'
                                              Deficit           Stock        Equity (Deficit)
                                            ------------    ------------    -----------------
Balances at December 31, 1995               $(10,958,904)    $    (73,880)    $  2,899,006
Stock issued to Directors                              -                -           12,000
Options exercised under incentive
   stock option plan                                   -                -           71,477
Stock issued in connection with
   U.S. Tire acquisition                               -                -        2,086,000
Stock issued in connection with
   WR-Illinois acquisition                             -                -          869,000
Conversion of subordinated
   Debentures                                          -                -          583,559
Warrants issued to subordinated
   debenture holders upon conversion                   -                -           10,000
Sale of common stock and warrants                      -                -        1,514,981
Net income                                       283,100                -          283,100
                                            ------------     ------------     ------------
Balances at December 31, 1996               $(10,675,804)    $    (73,880)    $  8,329,123
Options exercised                                      -                -           64,030
Stock issued in connection with
   U.S. Tire acquisition                               -                -           73,447
Net loss                                      (2,325,344)               -       (2,325,344)
                                            ------------     ------------     ------------
Balances at December 31, 1997               $(13,001,148)    $    (73,880)    $  6,141,256
Common stock acquired in connection with
  U.S. Tire sale (1,500,000 shares)                    -         (120,000)        (120,000)
Net loss                                      (6,090,480)               -       (6,090,480)
                                            ------------     ------------     ------------
Balances at December 31, 1998               $(19,091,628)    $   (193,880)    $    (69,224)
                                            ============     ============     ============

See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1998, 1997 and 1996

                                                                     1998               1997                1996
                                                                     ----               ----                ----
Cash flows from operating activities:
   Net income (loss)                                             $(6,090,480)       $(2,325,344)       $   283,100
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depreciation and amortization                               2,269,866          2,685,343          1,132,827
       Loss (gains) on sales of assets                             2,284,598            (18,510)            (9,270)
       Gain on involuntary conversion of assets                     (669,828)                 -                  -
       Amortization of goodwill                                      125,657            135,237             61,623
       Deferred income taxes                                               -            447,543                  -
       Write off of goodwill                                         343,037                  -                  -
       Interest imputed on discounted note payable                     3,894              8,599             18,009
       Amortization of bond premium                                  (40,552)           (78,024)                 -
       Loss on early retirement of debt                               22,561                  -                  -
       Equity in loss from partnership operations                          -                  -            668,504
       Stock issued to Directors                                           -                  -             12,000
       Warrants issued to debenture holders                                -                  -             10,000
   Changes in assets and liabilities:
       Accounts receivable                                           516,262           (310,877)            95,492
       Note and other receivables                                     41,328            979,778         (1,049,211)
       Inventories                                                   161,108            416,206            (24,083)
       Other current assets                                          127,862             58,912           (415,306)
       Other assets                                                 (276,614)          (105,398)           (11,333)
       Accounts payable                                             (196,569)            76,328            846,740
       Payable to/receivable from affiliate                                -                  -         (1,058,266)
       Accrued liabilities                                           501,029            547,232            130,327
       Deferred grant revenue                                       (186,820)          (386,820)           (32,235)
       Deferred revenue                                                    -            (16,071)          (115,409)
       Other                                                          16,826            (30,414)           (19,604)
                                                                 -----------        -----------        -----------
         Net cash provided (used) by operating activities         (1,046,835)         2,083,720            523,905
                                                                 -----------        -----------        -----------
Cash flows from investing activities:
   Proceeds from sales of property, plant and
     Equipment                                                       122,000             18,510              7,813
   Purchases of property, plant and equipment                     (4,627,061)        (2,296,453)        (1,625,475)
   Insurance proceeds received on involuntary conversion
     of assets                                                     4,763,159                  -                  -
   Proceeds received from sale of U.S. Tire                          282,291                  -                  -
   Net cash received in connection with purchase WR-Ill                    -                  -             64,744
   Net cash received in connection with purchase U.S. Tire                 -                  -            315,744
   Cash placed in restricted accounts                             (4,053,378)        (1,952,578)           (52,084)
   Cash payments out of restricted accounts                        4,872,640          1,550,113            516,931
                                                                 -----------        -----------        -----------
         Net cash provided (used) by investing activities          1,359,651         (2,680,408)          (772,327)
                                                                 -----------        -----------        -----------
Cash flows from financing activities:
   Proceeds from issuance of bonds payable, net of costs           6,191,563                  -                  -
   Payment of bonds payable                                       (7,549,805)          (805,000)                 -
   Proceeds from issuance of notes payable                         3,191,054          1,079,525            298,405
   Payment of notes payable                                       (2,151,792)        (1,325,167)          (150,382)
   Proceeds from issuance of convertible
     subordinated debentures                                               -                  -             85,000
   Payment upon maturity of convertible
     subordinated debentures                                               -                  -            (85,000)
   Proceeds from issuance of long-term debt                        1,121,028            553,290                  -
   Repayment of long-term debt                                      (972,339)          (752,454)          (222,669)
   Repayment of capital lease obligations                            (72,931)          (109,963)           (97,525)
   Proceeds from issuance of common stock and
     warrants                                                              -             64,030          1,586,458
                                                                 -----------        -----------        -----------
        Net cash provided (used) by financing activities            (243,222)        (1,295,739)         1,414,287
                                                                 -----------        -----------        -----------

Net increase (decrease) in cash and cash equivalents                  69,594         (1,892,427)         1,165,865

Cash and cash equivalents at beginning of year                             -          1,892,427            726,562
                                                                 -----------        -----------        -----------
Cash and cash equivalents at end of year                         $    69,594        $         -        $ 1,892,427
                                                                 ===========        ===========        ===========

See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998


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

               The Company is incorporated in the State of Texas and has its headquarters in Dallas, Texas. The operating plants are located in or near Houston, Texas; Atlanta, Georgia; Philadelphia, Pennsylvania; Dupo, Illinois; and Marseilles, Illinois.

               The Company entered into an agreement as of November 29, 1993, to form a joint venture in a partnership, Waste Recovery - Illinois, an Illinois general partnership (Illinois partnership or WR-Illinois), in which it owned a 45% interest. Riverside Caloric Company (RCC), an Indiana corporation, owned 55% of the Illinois partnership. In December 1996, the Company acquired RCC's 55% ownership interest in WR-Illinois.

               In December 1996, the Company acquired U.S. Tire Recycling Partners, L.P. (U.S. Tire), a scrap tire collector which recycles tires and operates a scrap tire monofill. On October 13, 1998 the Company sold U.S. Tire in exchange for cash, Waste Recovery, Inc. common stock, and the forgiveness of debt.

               On June 30, 1998 the Company restructured its Portland facility and discontinued the production of TDF. In July 1998 the Company began producing a crumb rubber feedstock at the Portland plant for sale as a raw material to a manufacturer of consumer rubber products. The crumb rubber feedstock product is produced only from recycled truck tires. Accordingly, the Company discontinued the acceptance of automobile tires and consequently sold a portion of the Portland facility's hauling equipment, which was used for hauling scrap automobile tires.

          (b) PRINCIPLES OF CONSOLIDATION. For 1998 and 1997, the consolidated financial statements include the financial statements of Waste Recovery-Illinois, General Partnership (WR-Illinois), a wholly-owned subsidiary of the Company and its affiliates which were purchased in December 1996, and the financial statements of U.S. Tire, a wholly-owned subsidiary of the Company, and its affiliates which were purchased in December 1996. The 1996 consolidated financial statements include the operations of WR-Illinois and U.S. Tire for the period December 1, 1996 through December 31, 1996. U.S. Tire was subsequently sold on October 13, 1998. The 1998 consolidated financial statements include the operations of U.S. Tire through the date of sale.

                              WASTE RECOVERY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


               All significant intercompany balances and transactions have been eliminated in consolidation. The Company's investment in and equity in earnings of WR-Illinois were accounted for by the equity method until the December 1, 1996 acquisition date.

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

          (h) GOODWILL. The Company assesses the recoverability of goodwill by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted

                              WASTE RECOVERY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


               future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on the estimated fair value of the operation. Goodwill associated with the purchase of Domino Salvage, Tire Division, Inc. (Domino), which was being amortized on a straight-line basis over 10 years, was written off in 1998 because it was concluded that the unamortized balance of $343,037 could not be recovered from further operations. Goodwill associated with the purchase of WR-Illinois of $947,712 is being amortized over 20 years. Until the sale of U.S. Tire, goodwill associated with it of $575,341 was being amortized over 15 years.

          (i) OTHER ASSETS. Patents are recorded at cost and amortized over a 15-year period using the straight-line method. Site license and permits in connection with the U.S. Tire landfill operation were recorded at their fair value as of the acquisition date of U.S. Tire, and, until the sale of U.S. Tire, were being amortized using the straight-line method over their estimated useful lives of five years.

          (j) DEFERRED GRANT REVENUE. In November 1998 Domino received a $200,000 grant from the Commonwealth of Pennsylvania with the successful implementation of wire recycling equipment at the Philadelphia plant. The grant will be amortized over the life of the equipment beginning in January 1999. WR-Illinois has an agreement whereby it has received $1,000,000 in grants from the State of Illinois with the successful completion of certain pieces of equipment at the Illinois plants. As of December 31, 1995, WR-Illinois had received $800,000 from these grants; the remaining $200,000 was received in January 1996. The grant award is being amortized, beginning when the plants were placed in operation, through the term of the grants, which expire July 31, 1999.

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

          (l) NET INCOME (LOSS) PER COMMON SHARE. The Company computes basic income (loss) per common share based on the weighted average number of common shares outstanding. Income (loss) per

                              WASTE RECOVERY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


               common share - diluted is computed based on the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares, consisting of stock options, warrants and shares issuable upon conversion of debt, had been issued; income is adjusted for interest on the convertible debt.

               Net income or loss is adjusted by the effect of undeclared dividends on preferred stock of $142,506, $142,506, and $142,896 for the years ended December 31, 1998, 1997 and 1996, respectively. The effect was to increase the net loss per common share by $0.01 and $0.01 in 1998 and 1997, respectively, and reduce the net income per common share by $0.01 in 1996.

          (m) STATEMENTS OF CASH FLOWS. The Company paid $841,162, $915,150, and $425,964 for interest in 1998, 1997 and 1996, respectively. The Company paid $8,850 in income taxes in 1997. No income taxes were paid during 1998 or 1996. See note 20 for further discussion of noncash transactions.

          (n) RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2.   GOING CONCERN MATTERS

          The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company had net losses of $6,090,480 and $2,325,344 for 1998 and 1997, respectively. At December 31, 1998, the Company had a working capital deficit of $4,911,031. The Company's continued existence is dependent on restructuring its debt or obtaining additional capital, or a combination thereof.

          The aforementioned matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3.   ACQUISITIONS

          In December 1996, WRI acquired from Riverside Caloric Company (RCC) its 55% interest in the Waste Recovery-Illinois general partnership, in which the Company owned the remaining 45% interest.

          Also in December 1996, WRI through its subsidiaries acquired all of the partnership interests in U.S. Tire Recycling Partners, L.P. (U.S.
          Tire), which collects and processes scrap tires, and operates a scrap tire monofill in Concord, North Carolina. On October 13, 1998, the Company sold U.S. Tire.

                              WASTE RECOVERY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          The acquisitions were accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. The results of operations of WR-Illinois and U.S. Tire have been included in the Company's consolidated statements of operations from the date of acquisition.

          The Company purchased RCC's interest in WR-Illinois in exchange for
          1.1 million unregistered shares of Common Stock of the Company.

          The Company purchased U.S. Tire in exchange for 3,242,997 unregistered shares of Common Stock, contingent convertible subordinated notes in the amount of $1,850,000, and notes payable in the amount of $605,035. The debt was secured by the assets of U.S. Tire. Additionally, the Company issued 243,224 unregistered shares of Common Stock to a third party as compensation for services rendered as financial advisor to the Company in connection with the acquisition of U.S. Tire. In 1997, the Company gave additional consideration to the former owners of U.S. Tire in connection with the requirements of a contingency agreement with regard to the November 1996 involuntary conversion of assets at the Atlanta plant. The additional consideration consisted of 50,202 unregistered shares of Common Stock, and $27,857 in contingent convertible subordinated notes with the same terms and provisions as the original convertible subordinated notes issued for the acquisition of U.S. Tire.

          On October 13, 1998 the Company sold U.S. Tire in exchange for $400,000 in cash, 1.5 million shares of Waste Recovery, Inc. stock with a fair value of $120,000, and forgiveness of debt consisting of $1,877,857 of contingent convertible subordinated notes plus accrued interest and a note payable for $150,000. The Company incurred a loss of $2,358,749 on the sale. U.S. Tire was sold to the former owners of U.S. Tire, certain of whom were former directors and a former officer of the Company.

NOTE 4.   INVENTORIES

          Inventory components at December 31, 1998 and 1997 are as follows:

                                                  1998           1997
                                                  ----           ----
          Manufactured fuel inventory            $16,398       $103,245
          Manufactured wire inventory                  -          8,478
          Work in process                              -         74,840
                                                 -------       --------
                                                 $16,398       $186,563
                                                 =======       ========

NOTE 5.   OTHER CURRENT ASSETS
          Other current assets at December 31, 1998 and 1997 are as follows:

                                                  1998           1997
                                                  ----           ----
          Prepaid insurance                     $460,917       $386,684
          Parts inventory                        338,590        473,473
          Other                                    2,085         73,603
                                                --------       --------
                                                $801,592       $933,760
                                                ========       ========

                              WASTE RECOVERY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.   PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment at December 31, 1998 and 1997 are summarized as follows:

                                                    1998            1997
                                                    ----            ----
          Land                                  $   828,772     $ 2,491,076
          Buildings                                 871,715       1,472,270
          Tire processing equipment              11,493,223      15,205,945
          Hauling equipment                       1,469,421       2,233,121
          Metering units                            836,606         836,606
          Shop tools and yard equipment             228,501         245,063
          Furniture and fixtures                    417,727         416,596
          Leasehold improvements                  3,044,090       3,544,795
          Construction in progress                4,101,556           6,268
                                                -----------     -----------
                                                $23,291,611     $26,451,740
                                                ===========     ===========

NOTE 7.   LEASES

          The Company leases certain property and equipment under capital leases, and certain other property and equipment is leased under noncancelable operating leases. Property and equipment include the following amounts for capital leases at December 31, 1998 and 1997:

                                                  1998              1997
                                                  ----              ----
          Hauling equipment                     $ 210,829        $ 210,829
          Tire processing equipment               107,574          107,574
          Furniture and fixtures                   57,533           57,533
                                                ---------        ---------
                                                  375,936          375,936
          Less accumulated depreciation          (287,330)        (201,729)
                                                ---------        ---------
                                                $  88,606        $ 174,207
                                                =========        =========

          A summary of the minimum rental commitments under noncancelable operating leases and the present value of future minimum capital lease payments as of December 31, 1998 is as follows:

                                                                Capital      Operating
                                                                Leases         Leases
                                                                -------      ---------
          Year ending December 31:
                    1999                                        $24,938       $264,707
                    2000                                          8,167         24,786
                    2001                                              -         12,000
                    2002                                              -         12,000
                    2003                                              -         12,000

                    Thereafter                                        -        132,000
                                                                -------       --------
                                                                 33,105       $457,493
                                                                              ========
                    Less: amount representing interest           (2,633)
                                                                -------
                    Present value of minimum lease payments     $30,472
                                                                =======

          Total rent expense for operating leases for the years ended December 31, 1998, 1997 and 1996 was $1,561,458, $1,686,455, and $1,136,209,
          respectively.

                              WASTE RECOVERY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8.   RESTRICTED CASH

          Under terms of various debt agreements, the Company is required to maintain cash balances which have certain withdrawal restrictions. Amounts on deposit at December 31, 1998 and 1997 consisted of certificates of deposit or money market accounts as follows:


                                                                                          Release
                                                               1998           1997          Date
                                                          -----------     ----------     --------
          Atlanta plant financing debt reserve            $   390,000     $   390,000       2007
          Illinois plant financing debt reserve               711,159       1,366,755       2004
          Secured operating permits                           105,607         105,829        -
          Repair and maintenance fund                          64,923         113,911       2007
          Illinois financial assurance trust                   69,507          66,069        -
          Security for Illinois debt                                -         274,696        -
          Pennsylvania financial assurance                    156,802               -
                                                          -----------     -----------
                                                            1,497,998       2,317,260
          Less current portion                                (43,640)     (2,145,362)
                                                          -----------     -----------
                     Noncurrent restricted cash           $ 1,454,358     $   171,898
                                                          ===========     ===========

          Under terms of the 1998 Bond agreements, WR-Illinois is required to maintain cash balances for the debt service reserve funds which have certain withdrawal restrictions. Interest earned on this restricted cash may only be used for payment of current debt service on the 1998 Bonds.

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

          Waste Recovery - Illinois completed the sale of $8.875 million in solid waste disposal revenue bonds (the "1994 Bonds") as of September 27, 1994. The proceeds of the bonds were used to finance the construction of the two facilities. On August 12, 1998, Waste Recovery-Illinois completed the sale of $6,675,000 in solid waste disposal refunding revenue bonds (the "1998 Bonds") for the purpose of

                              WASTE RECOVERY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          refunding the 1994 Bonds. The Company, as managing partner of the Illinois partnership until the December 1, 1996 acquisition date, was subject to receive administrative fees of $4,000 per month plus a management fee based on net income, as defined. During 1996, the Company collected management fees of $36,000.

          Until the December 1, 1996 acquisition date, under the equity method of accounting, the Company recognized a loss of $668,504 from partnership operations for the year ended December 31, 1996.

          RCC contributed $2 million and the Company contributed a license of its technology and assigned the Illinois partnership all of its right, title and interest in the five-year contract with Illinois Power Company. In 1995, the Company received $750,000 upon reaching certain performance objectives for the construction of equipment used by the Illinois partnership upon the startup of the facilities. Until the December 1, 1996 acquisition date, 55% of this fee, representing the percentage of the Illinois partnership not owned by the Company, was recognized in other income for the eleven months ending November 30, 1996.

NOTE 10.  BONDS PAYABLE

          In 1994 WR-Illinois entered into two loan agreements to provide funding for the construction of the Dupo and Marseilles plants: 1) $4,845,000 with the Southwestern Illinois Development Authority (SWIDA) and 2) $4,030,000 with the Upper Illinois River Valley Development Authority (UIRVDA) (together, the "1994 Bonds"). The 1994 Bonds were issued through the Solid Waste Disposal Revenue Bonds, Series 1994 (Waste Recovery - Illinois Project) dated September 1, 1994, under an Indenture of Trust. The proceeds were used to fund a debt service reserve fund, to pay the costs of issuing the 1994 Bonds, to pay interest during construction, and to finance the cost of the construction of buildings and related improvements and the acquisition and installation of machinery, equipment and related property, all constituting industrial, commercial and solid waste disposal facilities located at Dupo and Marseilles, Illinois.

          The 1994 Bonds bore interest at 6.5% per annum with interest payable February 1 and August 1 each year, beginning February 1, 1995. Principal payments were due annually on February 1 beginning in 1996 through 2004.

                              WASTE RECOVERY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          The 1994 Bonds were collateralized by the property, plant and equipment of WR-Illinois, restricted cash, and were guaranteed by Waste Recovery, Inc. Future minimum payments as of February 1 each year were as follows:

                         YEAR                  SWIDA         UIRVDA          TOTAL
                         ----               ----------     ----------     ----------
                         1998               $  470,000     $  390,000     $  860,000
                         1999                  500,000        415,000        915,000
                         2000                  530,000        440,000        970,000
                         2001                  565,000        470,000      1,035,000
                         2002                  600,000        500,000      1,100,000
                      Thereafter             1,325,000      1,105,000      2,430,000
                                            ----------     ----------     ----------
                        Total               $3,990,000     $3,320,000     $7,310,000
                     Bond Premium              140,644        117,151        257,795
                                            ----------     ----------     ----------
               Total 1994 Bonds Payable     $4,130,644     $3,437,151     $7,567,795
                                            ==========     ==========     ==========

          Bond premium represented the purchase adjustment recorded to reflect the 1994 Bonds at market on December 1, 1996 when the Company acquired WR-Illinois. Amortization of $40,552, $78,024 and $7,153 was recorded for the years ended December 31, 1998, 1997 and 1996, respectively.

          In August of 1997, the indenture trustee for the Bonds determined that, although the debt service reserve fund was fully funded, supplementary sinking fund requirements had not been adequately funded, resulting in a default and the reclassification of the 1994 Bonds to current liabilities at December 31, 1997. The Company entered into an agreement with the bondholders which provided for a cure of this default through monthly payments of $5,500, plus excess funds transferred from the debt service reserve fund representing interest income thereon which exceeded the debt service reserve fund's minimum reserve requirement.

          On January 27, 1998, the Company announced an additional default by WR-Illinois with respect to the debt service payments due February 1, 1998, which included a default on the aforementioned agreement with respect to the supplementary sinking fund.

          On August 12, 1998 for the purpose of refunding the outstanding 1994 Bonds, WR-Illinois entered into three new loan agreements with SWIDA and UIRVDA, each dated July 1, 1998 (collectively referred to as the "1998 Bonds"): 1) $2,895,000 with SWIDA (the SWIDA-A Bonds), 2) $850,000 with SWIDA (the SWIDA-B Bonds), and 3) $2,930,000 with UIRVDA (the UIRVDA Bonds). The 1998 Bonds were each issued and secured under separate Indentures of Trust, each dated July 1, 1998.

          The SWIDA-A Bonds and the UIRVDA Bonds bear interest at 5.9% per annum, and the SWIDA-B Bonds bear interest at 6.9% per annum. Interest is payable February 1 and August 1 each year commencing on February 1, 1999 until the payment of principal in full.

                              WASTE RECOVERY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          The 1998 Bonds are collateralized by the property, plant and equipment of WR-Illinois, restricted cash, and are guaranteed by Waste Recovery, Inc. Future minimum payments as of February 1 each year are as follows:

                     YEAR                    SWIDA-A       SWIDA-B           UIRVDA          TOTAL
                     ----                  -----------     ---------     -----------     -----------
                     1999                  $         -     $ 145,000     $   115,000     $   260,000
                     2000                            -       160,000         120,000         280,000
                     2001                            -       170,000         130,000         300,000
                     2002                            -       180,000         135,000         315,000
                     2003                            -       195,000         145,000         340,000

                  Thereafter                 2,895,000             -       2,285,000       5,180,000
                                           -----------     ---------     -----------     -----------
              Total 1998 Bonds Payable     $ 2,895,000     $ 850,000     $ 2,930,000     $ 6,675,000
                                           ===========     =========     ===========     ===========

NOTE 11.  NOTES PAYABLE

          The Company finances insurance premiums under note agreements providing for fixed monthly principal and interest payments due over terms not to exceed nine months. Balances outstanding under such note agreements aggregated $424,723 and $228,787 at December 31, 1998 and 1997, respectively.

          In 1998 the Company borrowed money through a revolving line of credit agreement. The line of credit is secured by accounts receivable of the Company, and has a credit limit of 80% of eligible accounts receivable, as defined. The note bears interest at prime + 3%, with a term of three years expiring on November 6, 2001, at which time the agreement is automatically renewed annually. The balance of the note was $619,275 at December 31, 1998. At March 31, 1999, the Company was not in compliance with certain financial covenants contained in the credit agreement. Accordingly, the balance outstanding has been classified as a current liability in the balance sheet at December 31, 1998. However, all payments required under the line have been timely made, and the lender has not given notice of intention to accelerate the maturity.

          In 1998 the Company borrowed $156,802 for the purpose of obtaining a letter of credit to provide financial assurance required by the Pennsylvania Department of Environmental Protection. The note is interest bearing at 11.25% per annum with interest due monthly and principal due at maturity. The note, which matured on December 31, 1998, was extended to July 24, 1999. The note is secured by all of the assets of the Company's Philadelphia facility, Domino Salvage, Tire Division, Inc.

          In 1998 the Company borrowed $85,000 from certain members of the Board of Directors of the Company. The notes are unsecured and bear interest at 10% per annum with principal and interest due at maturity on December 31, 1998. The notes are convertible into common stock of the Company at a rate of $.50 per share. At December 31, 1998, $70,000 remained outstanding and unpaid.

                              WASTE RECOVERY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          In 1997, the Company borrowed money to meet current working capital requirements. The note is interest bearing at 10%, unsecured and payable on demand. The balance of this note was $300,000 at December 31, 1997. In 1998 an additional $300,000 was borrowed. On October 13, 1998 the note was converted to long-term debt at prime + 1% with interest payable quarterly beginning January 2, 1999, and principal due quarterly beginning January 13, 2000 until maturity on October 13, 2000.

          In connection with the acquisition of U.S. Tire in December 1996, the Company issued promissory notes payable to the sellers in the aggregate amount of $605,035. The notes were non-interest bearing and payable in two installments. The first installment of $455,035 was paid by February 1, 1997, and the final installment of $150,000, which was due March 31, 1998 was forgiven on October 13, 1998 in connection with the sale of U.S. Tire.

          With the acquisition of Domino, the Company assumed debt to an affiliate of Domino in the original amount of $180,095. The terms of this note provided for interest and principal to be deferred until January 1, 1998, at which time monthly principal and interest payments were to be made at prime over a two-year term. Consequently, this note was originally recorded at present value, discounted at a rate of ten percent. On May 21, 1997, this note was replaced with a new note for the original amount of $180,095. The terms of the new note provide for interest and principal to be deferred until June 24, 2000, at which time monthly principal and interest payments are to be made at 11.25% over a one-year term. The present value of this note at December 31, 1998 and 1997 was $174,578 and $170,684,
          respectively.

          At December 31, 1997, the Company had other notes payable totaling $35,074.

                              WASTE RECOVERY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12.  LONG-TERM DEBT

          Long-term debt at December 31, 1998 and 1997, substantially all of which is collateralized, consisted of the following:

                                                                                       1998               1997
                                                                                       ----               ----
          10.5% note payable to corporation; due on various dates through
            December 2007; interest payable semi-annually*                         $ 1,140,000        $ 1,480,000
          Prime plus .5% note payable to bank; due December 2004, guaranteed by The Goodyear Tire & Rubber Company; principal and interest
            payable monthly                                                          1,229,000            899,309
          Prime +3% note payable to corporation; due November 6, 2001;
            principal and interest payable monthly                                     243,056                  -
          7.6% note payable to Small Business Administration; due May 2001;
            principal and interest payable monthly                                     123,658            168,515
          Prime +1% note payable to corporation; due October 13, 2000;
            principal due quarterly beginning January 13, 2000, interest
            payable quarterly beginning January 2, 1999                                600,000                  -
          11.25% note payable to former Domino shareholders; payments
             due beginning September 1996; due June 2001                               596,402            614,954
          9% note payable to corporation; due August 2000; principal and
            interest payable monthly beginning in May 1999                             259,789                  -
          Notes payable to finance companies and banks with interest rates from 7.9% to 15.2%, expiring through May 2001; principal and
            interest payable monthly                                                   464,625            519,627
          Mortgage payable to corporation, interest at prime rate; due July
            2003; principal and interest payable monthly                                     -            797,619
          Notes payable to banks with interest rates ranging from 8% to
            10.5%; expiring through November 2000; principal and interest
            payable monthly                                                                  -            347,612
          Prime plus 1% note payable to bank; due July 1998; principal and
            interest due monthly                                                             -             41,417
                                                                                   -----------        -----------
                                                                                     4,656,530          4,869,053
          Less:
             Current installments of long-term debt                                   (878,901)        (2,373,858)
                                                                                   -----------        -----------
                                                                                   $ 3,777,629        $ 2,495,195
                                                                                   ===========        ===========

          *The Loan Agreement contains various restrictions, including a prohibition against the payment of dividends when such payment would cause an event of default, as defined, and financial ratio maintenance requirements, which includes minimum working capital and net worth requirements. As of December 31, 1998, the Company was not in compliance with certain financial covenants. On February 1, 1999 the Company paid this loan in full.

          Debt is secured by substantially all of the Company's accounts receivable, inventories and property, plant and equipment and $390,000 of the restricted cash accounts at December 31, 1998.

                              WASTE RECOVERY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          The aggregate maturities of long-term debt at December 31, 1998 are as follows:

                Year ending December 31:
                          1999                     $  878,901
                          2000                      1,574,753
                          2001                        537,576
                          2002                        995,300
                          2003                        150,000
                       Thereafter                     520,000
                                                   ----------
                                                   $4,656,530
                                                   ==========

NOTE 13.  CONVERTIBLE SUBORDINATED NOTES

          In connection with the purchase of U.S. Tire, the Company issued convertible subordinated notes in the aggregate amount of $1,850,000 payable to the former equity holders of U.S. Tire. Upon the sale of U.S. Tire on October 13, 1998 to the former equity holders of U.S. Tire, the convertible subordinated notes and accrued interest were forgiven.

          In 1997, as a result of the November 1996 Atlanta fire, the Company agreed to amend its agreement with the former equity holders of U.S. Tire and to issue additional common stock and convertible subordinated notes to the former equity holders of U.S. Tire. The agreement called for additional consideration in the form of common stock and convertible subordinated notes based on any uninsured reconstruction costs and on certain cash flow requirements of the Atlanta facility during the period of reconstruction. As a result of this agreement, the Company issued $27,857 of additional convertible subordinated notes and 50,202 shares of additional common stock in 1997 to the former equity holders of U.S. Tire.

          The convertible subordinated note agreements provided for adjustments as reductions to the principal amount of the notes based on certain minimum future cash flow of U.S. Tire, as defined for the period from October 1, 1996 to September 30, 2000. In accordance with APB Opinion No. 16, the convertible subordinated notes were treated as "contingent consideration", and accordingly, were not recorded as a liability as of December 31, 1996, and remained unrecorded until the sale of U.S. Tire on October 13, 1998. Interest payments on the convertible subordinated notes during the contingency period were recorded as a deferred charge.

NOTE 14.  DEFERRED GRANT REVENUE

          On June 8, 1998 the Domino facility entered into a grant agreement with the Pennsylvania Department of Environmental Protection (DEP). DEP awarded the grant to Domino under the Pennsylvania Municipal Waste Planning, Recycling and Waste Reduction Act, which provides funding for grants relating to projects pertaining to municipal waste management systems.

                             WASTE RECOVERY, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          Upon the successful implementation of a wire recycling system, Domino received a $200,000 grant in November 1998. The grant is recorded as deferred grant revenue in the accompanying balance sheet and is being amortized over the life of the wire recycling equipment of 5 years.

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

          The WR-Illinois grants are recorded as deferred grant revenue in the accompanying balance sheet and are being amortized over the term of the grants, which expire July 31, 1999.

NOTE 15.  STOCK OPTIONS AND WARRANTS

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

                             WASTE RECOVERY, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          The Incentive Plan also provides that the Board of Directors may grant stock appreciation rights (SARs) entitling the grantee, upon exercise of such rights, to receive cash from the Company equal to the increase of the fair market value of the Common Stock of the Company multiplied by the number of units of SARs exercised subsequent to the date of grant. As of December 31, 1998, no restricted stock or SARs had been granted.

          The terms of the grants, including the grantees, are administered by a Stock Option Committee which was formed by the Board of Directors.

          The stock options discussed herein were granted at the market price at the date of grant, thus no compensation expense was recorded.

          NONQUALIFIED STOCK OPTIONS TO NON-EMPLOYEE DIRECTORS

          On February 12, 1997, the Company granted 1 million nonqualified stock options to the Chairman of the Company's Board of Directors. The options fully vested on February 12, 1998 and were exercisable at prices ranging from $2.06 to $7.00 per share. Upon the resignation of the Company's Chairman of the Board of Directors on September 17, 1998, the 1 million nonqualified stock options were cancelled.

          1992 STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS (THE 1992 PLAN)

          Pursuant to the 1992 Plan, non-employee directors of the Company receive annually (1) after the annual meeting, a stock option to purchase 2,500 shares of Common Stock so long as the Company's net income for the fiscal year just ended improved over the prior year, and (2) in January, a Common Stock grant valued at $2,000 for service as a director if attendance criteria are met. Such plan terminates January 31, 2000 and 250,000 shares were reserved by the Company for grants thereunder. Under this plan, 10,806 shares were issued for the year ended December 31, 1996. No shares were issued for the years ended December 31, 1998 and 1997. The option terms are ten years and vest immediately.

          WARRANT ISSUANCES

          In 1995, 100,000 warrants were issued to an investment company. These warrants became exercisable in 1996 at $0.86 per share and expired July 1, 1998. See note 16 for warrant issuances in 1996.

          Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively; no dividend yield, expected volatility of 74.9%, 72%, and 73.2%, risk free interest rates of 4.9%, 5.7%, and 6.7% and expected lives of 4.0, 4.6, and 8.4 years.

                             WASTE RECOVERY, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information:

                                                    1998                          1997                           1996
                                                    ----                          ----                           ----
                                            As                             As                              As
                                            --                             --                              --
                                         Reported        Pro Forma      Reported        Pro Forma       Reported      Pro Forma
                                         --------        ---------      --------        ---------       --------      ---------
          Income (loss) applicable
            to common share            $(5,889,949)     $(6,090,396)   $(2,467,850)    $(3,339,547)     $140,204      $(32,893)
          Income (loss) per
            common share                    $(0.35)          $(0.36)        $(0.14)         $(0.19)        $0.01         $0.00

          The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts as SFAS No. 123 does not apply to awards prior to 1995 and additional awards are anticipated in future years.

          A summary of stock option transactions under the Incentive Plan and Directors Plan, as well as Nonqualified Issuances, is as follows:

                                                    1998                     1997                    1996
                                                    ----                     ----                    ----
                                                         Weighted-               Weighted-                Weighted-
                                                          Average                 Average                  Average
                                                          Exercise                Exercise                 Exercise
                                              Shares       Price       Shares      Price       Shares       Price
                                              ------       -----       ------      -----       ------       -----
          Outstanding at beginning of year   1,666,400      $3.11      739,900      $1.05      761,100       $0.83
            Granted                             25,000        .42    1,100,000       4.12      214,900        1.30
            Exercised                              -            -     (122,000)      0.52     (178,000)       0.40
            Forfeited                       (1,116,900)      3.99      (51,500)      1.20      (58,100)       1.12
                                            ----------               ---------                --------
          Outstanding at end of year           574,500       $1.27    1,666,400      $3.11      739,900       $1.05

          Exercisable at end of year           434,500       $1.21      451,400      $1.22      559,900       $1.07

          Weighted-average fair value of
            options granted during the year      $0.16                    $0.96                   $0.96

          The following table summarizes information about the stock options outstanding at December 31, 1998:

                                             Options Outstanding                            Options Exercisable
                            ----------------------------------------------------      -------------------------------
                               Shares      Weighted-Average                              Shares
             Range of       Outstanding        Remaining        Weighted-Average      Exercisable    Weighted-Average
          Exercise Prices   at 12/31/98    Contractual Life      Exercise Price       at 12/31/98     Exercise Price
          ---------------   -----------    ----------------      --------------       -----------     --------------
                   $0.42       25,000          9.4 years             $0.42               25,000           $0.42
                   $0.75       56,000          4.1 years             $0.75               56,000           $0.75
             $0.98-$1.11      220,000          6.5 years             $0.99              140,000           $1.00
                   $1.31       93,500          7.5 years             $1.31               93,500           $1.31
                   $1.57       80,000          4.4 years             $1.57               80,000           $1.57
                   $2.14      100,000          8.1 years             $2.14               40,000           $2.14
                              -------                                                   -------
                  Totals      574,500          6.5 years             $1.27              434,500           $1.21
                              =======                                                   =======

                             WASTE RECOVERY, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          At December 31, 1998, 859,700 shares were available for grant as options or incentive grants under the Incentive Plan and 204,303 shares were available for grant as options under the Directors Plan.

NOTE 16.  STOCKHOLDERS' EQUITY

          On October 13, 1998 the Company sold U.S. Tire to the former owners. A portion of the consideration received by the Company was composed of 1.5 million shares of Waste Recovery, Inc. common stock, which had a fair value of $120,000 on October 13, 1998.

          On October 1, 1997, as a result of the November 1996 Atlanta fire, the Company agreed to amend its agreement with the former equity holders of U.S. Tire and to issue additional common stock and convertible subordinated notes to the former equity holders of U.S. Tire in connection with the acquisition of U.S. Tire. The agreement called for additional consideration in the form of common stock and convertible subordinated notes based on any uninsured reconstruction costs and on certain cash flow requirements of the Atlanta facility during the period of reconstruction. As a result of this agreement, the Company issued 50,202 shares of Common Stock valued at $73,447 to the former equity holders of U.S. Tire.

          On December 26, 1996, the Company sold 750,000 shares of unregistered Common Stock at a price of $1.45 per share and 750,000 warrants to purchase Common Stock at $0.05 per warrant. The exercise price of the warrants is $2.06, which equals the quoted market price for the Company's Common Stock on December 26, 1996. The warrants expire December 26, 2000.

          On December 24, 1996, the Company sold 300,000 shares of unregistered Common Stock at a price of $1.45 per share and 300,000 warrants to purchase Common Stock at $0.05 per warrant. The exercise price of the warrants is $2.06, which equals the quoted market price for the Company's Common Stock on December 24, 1996. The warrants expire December 24, 2000.

          In connection with the conversion of $495,000 convertible debentures and $46,564 of accrued interest on July 1, 1996, the debenture holders also received warrants to purchase 304,425 shares of Common Stock at $1.25 per share, the market price at date of conversion. The warrants expired July 1, 1998.

          In December 1996, the Company issued 1.1 million shares of unregistered Common Stock in connection with the acquisition of WR-Illinois.

          In December 1996, the Company issued 3,486,221 shares of unregistered Common Stock in connection with the acquisition of U.S. Tire. Included in the 3,486,221 shares issued are 243,224 shares issued to a third party as compensation for services rendered as financial advisor to the Company in connection with the acquisition of U.S. Tire.

                             WASTE RECOVERY, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          In 1990, the Company issued 203,580 shares of 7% cumulative Preferred Stock redeemable at the Company's option for $10 per share. No dividends have been declared or paid on such preferred stock. Accordingly, undeclared dividends on cumulative Preferred Stock aggregated $1,223,737 at December 31, 1998 which represents $16.01 per share of such stock outstanding. Dividends on cumulative Preferred Stock have been added to net loss or deducted from net income for purposes of computing per common share amounts.

NOTE 17.  RELATED PARTY TRANSACTIONS

          In 1998 and 1997, the Company borrowed a total of $600,000 for working capital needs from a third-party lender which was controlled by two members of the Company's Board of Directors. On September 17, 1998, both Directors resigned from the Company's Board of Directors. See Note 11 regarding loans from directors in 1998 and Note 16 regarding sale of U.S. Tire.

          In 1998 a director of the Company received $184,000 in fees and expenses for consulting services provided to the Company in 1998 and 1997; a consulting fee of $69,500 to a director for services rendered in arranging and facilitating the closing of the 1998 Bonds; and a loan of $24,000.

          In 1998 a director, who was also an officer of the Company until January 1, 1998, received $90,000 in fees for consulting services provided to the Company in 1998 and $12,500 in sales commissions.

          In 1997, in connection with the Atlanta fire, the Company agreed to amend its agreement with the former equity holders of U.S. Tire and to issue additional common stock and convertible subordinated notes to the former equity holders of U.S. Tire. Certain of these former equity holders were directors and an officer of the Company in 1997 and 1998.

          In 1997, the Company incurred consulting fees of $30,000 to a director for advisory services and assistance with various financial matters of the Company.

          In 1997, the Company paid approximately $530,000 in debt service payments for promissory notes payable and convertible subordinated notes issued in connection with the purchase of U.S. Tire. Certain of the note holders were members of the Company's Board of Directors in 1997 and 1998.

          In 1996, the Company incurred a consulting fee of $20,000 to a director in connection with the private placement sale of unregistered Common Stock of the Company.

          In connection with the acquisition of U.S. Tire, the Company paid a third party public relations firm, which is also a shareholder of the Company, 243,224 shares of Common Stock of the Company for its

                             WASTE RECOVERY, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          assistance as a financial advisor in arranging and facilitating the acquisition of U.S. Tire. A director of the Company, as an employee of the Company's financial advisor, received $175,000 in connection with his assistance to the Company's financial advisor in closing the U.S. Tire transaction.

          In 1996, the Company loaned $40,000 to an officer of the Company. The loan is non-interest bearing and is payable on demand.

          In 1996, the Company sold to a director 300,000 shares of unregistered Common Stock at a price of $1.45 per share and 300,000 warrants to purchase Common Stock at $0.05 per warrant. The exercise price of the warrants is $2.06 which equals the quoted market price of the Company's Common Stock on the date the warrants were purchased. The Director resigned from the Company's Board of Directors on October 1, 1998.

NOTE 18.  INCOME TAXES

          The provision (benefit) for income taxes consists of the following components for the year ended December 31:

                                                                     1998                1997               1996
                                                                     ----                ----               ----
          Current:
            Federal                                              $         -          $        -          $       -
            State                                                          -              69,661              8,850
                                                                 -----------          ----------          ---------
                 Total current                                             -              69,661              8,850
                                                                 -----------          ----------          ---------

          Deferred:
            Deferred taxes                                        (1,992,251)           (769,946)          (119,278)
            Deferred tax asset valuation allowance                 1,992,251           1,217,489            119,278
                                                                 -----------          ----------          ---------
                 Total deferred                                            -             447,543                  -
                                                                 -----------          ----------          ---------
                                                                 $         -          $  517,204          $   8,850
                                                                 ===========          ==========          =========

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

          Total income tax expense (benefit) differs from the amount computed by applying the U.S. federal income tax rate of 34% to income before income taxes for the following reasons:

                                                                     1998                1997               1996
                                                                     ----                ----               ----
          U.S. federal income tax, at statutory rates            $(2,070,761)         $ (790,617)         $  96,254
          Penalties                                                    4,839              17,259                220
          Amortization of goodwill                                    34,772              20,110             20,115
          Change in valuation allowance                            1,992,251           1,217,489           (119,278)
          State income tax                                                 -              69,661              8,850
          Other                                                       38,899             (16,698)             2,689
                                                                 -----------          ----------          ---------
                                                                 $         -          $  517,204          $   8,850
                                                                 ===========          ==========          =========

                             WASTE RECOVERY, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          The deferred tax assets (liabilities) are comprised of the following at December 31:

                                                                                         1998                 1997
                                                                                         ----                 ----
          Deferred tax assets:
            Net operating loss carry forwards                                        $ 5,868,258          $ 3,524,051
            Deferred grant revenues                                                      142,579              222,101
            Accruals for financial reporting purposes currently not
               deductible for tax                                                        205,168              201,693
            Capitalization of general and administrative costs for tax                    65,412               70,491
            Other                                                                        162,678               47,120
                                                                                      ----------          -----------
          Gross deferred tax asset                                                     6,444,095            4,065,456
          Valuation allowance                                                         (5,896,617)          (3,904,366)
                                                                                      ----------          -----------
                                                                                         547,478              161,090
          Deferred tax liabilities:
            Property, plant and equipment                                               (493,228)            (161,090)
            Other                                                                        (54,250)                   -
                                                                                     -----------          -----------
          Net deferred tax asset                                                     $         -          $         -
                                                                                     ===========          ===========

          As of December 31, 1998, the Company has approximately $16,025,000 in net operating loss carry forwards which expire between the years 2002 and 2017. Due to changes in ownership which occurred in 1996, there will be an annual limitation of approximately $1 million on the amount of net operating losses available to offset future taxable income.

NOTE 19.  INVOLUNTARY CONVERSION OF ASSETS

          In 1998, the Company's Marseilles, Illinois facility and Dupo, Illinois facility had substantial fire damage. The facilities were covered by replacement and business interruption insurance. The reconstruction of the Marseilles plant was completed in January 1999, and the reconstruction of the Dupo plant was completed in December 1998. The involuntary conversion of assets was recognized in the year ending December 31, 1998, as follows:

                  Insurance proceeds received on property                            $ 4,763,159
                  Net book value of property destroyed                                (3,373,510)
                                                                                     -----------
                  Gain on involuntary conversion of property                           1,389,649

                  Clean-up costs                                                        (719,821)
                                                                                     -----------
                  Net gain on involuntary conversion                                 $   669,828
                                                                                     ===========

          The Company also received $1,037,800 in insurance proceeds from business interruption insurance, all of which was recognized in the year ending December 31, 1998.

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

                             WASTE RECOVERY, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          Estimated insurance proceeds to be received on property                                        $ 901,815
          Net book value of property destroyed                                                            (151,844)
                                                                                                         ---------
          Gain on involuntary conversion of property                                                       749,971
          Estimated insurance proceeds from business interruption insurance                                 83,333
          Costs incurred in clean-up                                                                      (209,085)
                                                                                                         ---------
          Net gain on involuntary conversion                                                             $ 624,219
                                                                                                         =========

          Actual insurance proceeds exceeded the estimate by $164,918 and were recognized in income in 1997, as well as $333,332 in insurance proceeds from business interruption insurance.

NOTE 20.  NON-CASH TRANSACTIONS

          During 1998, the Company converted a $292,000 trade payable into a note payable, and a $300,000 note payable into long-term debt which were excluded as non-cash transactions from the consolidated statements of cash flows.

          During 1997, the Company issued additional Common Stock valued at $73,447 to the former equity holders of U.S. Tire which was excluded as a non-cash transaction from the consolidated statements of cash flows.

          During 1996, the Company had the following noncash transactions which have been excluded from the statements of cash flows:

          Purchases of equipment financed by capital lease                                         $(41,304)
          Convertible subordinated debentures converted to common stock                             535,000
          Interest on debentures converted to common stock                                           48,559

NOTE 21.  SIGNIFICANT CONTRACTS

          WR-Illinois entered into a contract with Illinois Power Company on October 12, 1993, to supply it with 60,000 tons of TDF per year for a period of five years. If WR-Illinois is unable to fulfill this requirement, the Company will sell TDF produced at its other facilities to Illinois Power. Sales to Illinois Power of TDF produced at the Dupo facility began in September 1995.

                             WASTE RECOVERY, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 22.  BUSINESS AND CREDIT CONCENTRATIONS

          The Company's customers are located throughout the United States. The following customers accounted for significant Company sales for the years ended December 31:

                                                 1998                      1997                      1996
                                                 ----                      ----                      ----
          Customer one                       $1,808,000                         -                          -
          Customer two                        1,196,000                         -                          -
          Customer three                        813,000                         -                          -
          Customer four                         717,000                   434,000                    566,000
          Customer five                         450,000                 1,535,000                          -
          Customer six                          113,000                 1,137,000                  1,840,000
          Customer seven                        107,000                 1,255,000                          -
          Customer eight                         13,000                 5,483,000                  2,940,000
          Customer nine                               -                         -                    364,000
          Customer ten                                -                         -                    257,000
                                             ----------                ----------                 ----------
          Total                              $5,217,000                $9,844,000                 $5,967,000
                                             ==========                ==========                 ==========

          In addition to these customers, the Company does business with a variety of companies with diverse credit risk. The Company does not generally require collateral or other security from its customers and has historically encountered very little loss on its receivables.

NOTE 23.  PROFIT SHARING PLAN

          Effective January 1, 1995, the Company adopted the Waste Recovery, Inc. 401(k) Plan (the Plan), a defined contribution plan. Employees who have completed six months of service and have attained the age of twenty-one are eligible to become participants in the Plan. Participants may contribute up to 15% of their compensation, as defined, annually. Company contributions to the Plan are determined at the discretion of the Board of Directors. No contributions were made during the years ended December 31, 1998, 1997 and 1996.

NOTE 24.  LITIGATION AND CONTINGENCIES

          The Company is a party to certain lawsuits which are generally incidental to its business. Management does not believe the ultimate resolution of such matters will have a significant effect on the Company's financial position, results of operations, or cash flows, and therefore, no liabilities have been recorded in the accompanying consolidated financial statements.

          Like other waste management companies, the Company's operations are subject to extensive and changing federal and state environmental regulations governing emissions into the atmosphere, wastewater discharges, solid and hazardous waste management activities and site restoration and abandonment activities. As of December 31, 1998, no such costs had been accrued and management

                             WASTE RECOVERY, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          does not believe the effects of the aforementioned activities will have a material effect on the Company's financial statements.

NOTE 25.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULES


Board of Directors and Stockholders
Waste Recovery, Inc.


In connection with our audit of the consolidated financial statements of Waste Recovery, Inc. and Subsidiaries referred to in our report dated April 14, 1999, which is included in Part II of this Form 10-K, we have also audited Schedule II at December 31, 1998 and 1997 and for the years then ended. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein. Our report on the financial statements referred to above includes an explanatory paragraph which discusses that there is substantial doubt about the Company's ability to continue as a going concern.



GRANT THORNTON LLP

Dallas, Texas
April 14, 1999

                                                                     SCHEDULE II

                              WASTE RECOVERY, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                                                                        Additions
                                                                        ---------
                                              Balance at       Charged to       Charged to                       Balance at
                                             Beginning of       Costs and          Other                           End of
               Description                       Year           Expenses         Accounts        Deductions       Year(1)
               -----------                   ------------      ----------       ----------       ----------      ----------
 Year ended December 1996:
      Allowance for doubtful accounts          $ 27,083          $ 63,554        $       -        $ 39,620         $ 51,017
                                               ========          ========        =========        ========         ========
 Year ended December 1997:
      Allowance for doubtful accounts          $ 51,017          $ 96,000        $       -        $ 18,415         $128,602
                                               ========          ========        =========        ========         ========
 Year ended December 1998:
      Allowance for doubtful accounts          $128,602          $294,000        $       -        $287,166         $135,436
                                               ========          ========        =========        ========         ========

(1) Amount represents the allowance for doubtful accounts, a contra account to trade accounts receivable.

                               INDEX TO EXHIBITS

                                                                            Sequentially
Exhibit                                                                       Numbered
Number                           Exhibit                                        Page
------                           -------                                        ----
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

                                                                            Sequentially
Exhibit                                                                       Numbered
Number                           Exhibit                                        Page
------                           -------                                        ----
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

                                                                            Sequentially
Exhibit                                                                       Numbered
Number                           Exhibit                                        Page
------                           -------                                        ----
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

                                                                            Sequentially
Exhibit                                                                       Numbered
Number                           Exhibit                                        Page
------                           -------                                        ----
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

10.40 Letter Agreement between Waste Recovery, Inc. and Cameron & Associates relating to the retention of Cameron & Associates as financial advisor in connection with the acquisition of U.S. Tire, incorporated herein by reference to Exhibit 10.40 to the Company's Form 10-K filed April
          15, 1997.

10.41 Nonqualified Stock Option Agreement dated February 12, 1997, granted by the Registrant to Martin B. Bernstein for 1 million shares, incorporated herein by reference to Exhibit 10.41 to the Company's
          Form 10-K filed April 15, 1998.

10.42     Consulting Agreement dated December 31, 1997 between Registrant and
          Thomas L. Earnshaw, as consultant, incorporated herein by reference to
          Exhibit 10.42 to the Company's Form 10-K filed April 15, 1998.

10.43 Promissory Note dated March 17, 1998, executed by Registrant as maker payable to Chase Bank of Texas, National Association in principal amount of $350,000, incorporated herein by reference to Exhibit 10.43 to the Company's Form 10-K filed April 15, 1998.

10.44 Loan and Security Agreement for a credit facility of $2,500,000 and a note payable for $250,000 dated November 6, 1998, executed by Registrant as maker payable to Fidelity Funding, Inc. (1)

10.45     First Amended and Restated Loan and Security Agreement dated February
          1, 1999, executed by Registrant as maker payable to Fidelity Funding, Inc.(1)

11.1 Statement regarding computation of per share earnings - See page F-5 of this Form 10-K which is incorporated herein by reference.

21.1      Subsidiaries of the Registrant. (1)

23        Consent of Independent Accountants.(1)

23.1      Consent of Independent Accountants.(1)

23.2      Consent of Independent Accountants.(1)

27.1      Financial Data Schedule.(1)

-------------------------
(1)  Filed herewith.