Form 10-Q
period 1999-09-30
WASTE RECOVERY INC
filed 1999-11-17
CIK 710118

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                    For The Quarter Ended September 30, 1999
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





     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the latest practicable date. Common stock, no par value 17,494,321, November 9, 1999.

PART I:  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS


                              WASTE RECOVERY, INC.
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                      September 30, 1999      December 31, 1998
                                                                      ------------------      -----------------
                                                                         (Unaudited)
Current Assets:
   Cash and cash equivalents                                             $    221,444            $     69,594
   Accounts receivable, less allowance for doubtful accounts
     of $228,705 and $135,435, respectively                                 1,895,750               1,889,440
   Other receivables                                                                -                   6,066
   Inventories                                                                131,392                  16,398
   Other current assets                                                       408,516                 801,592
   Restricted cash and cash equivalents                                       676,277                  43,640
                                                                         ------------            ------------
       Total current assets                                                 3,333,379               2,826,730
                                                                         ------------            ------------

Property, plant and equipment                                              21,440,274              23,291,611
   Less accumulated depreciation                                          (10,270,791)            (11,113,546)
                                                                         ------------            ------------
       Net property, plant and equipment                                   11,169,483              12,178,065
                                                                         ------------            ------------
Restricted cash and cash equivalents                                          338,877               1,454,358
Bond and debt issuance costs, less accumulated amortization of
   $67,264 and $197,580, respectively                                         416,173                 576,250
Goodwill, less accumulated amortization of $134,259 and
   $98,720, respectively                                                      813,453                 848,992
Other assets                                                                  357,053                 319,516
                                                                         ------------            ------------

                                                                         $ 16,428,418            $ 18,203,911
                                                                         ============            ============

See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.
                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     September 30, 1999    December 31, 1998
                                                                     ------------------    -----------------
                                                                        (Unaudited)
Current Liabilities:
   Current installments of bonds payable                                $    280,000           $    260,000
   Notes payable                                                           1,747,154              1,270,800
   Current installments of long-term debt                                  1,132,322                878,901
   Current installments of capital lease obligations                          12,075                 24,938
   Accounts payable                                                        3,550,478              2,549,389
   Other accrued liabilities                                               2,673,209              2,494,383
   Deferred grant revenue                                                     26,668                259,350
                                                                        ------------           ------------
       Total current liabilities                                           9,421,906              7,737,761
                                                                        ------------           ------------

Bonds payable, noncurrent                                                  6,135,000              6,415,000
Long-term debt, excluding current installments                             2,972,089              3,777,629
Note payable                                                                 177,499                174,578
Obligations under capital leases, excluding current
   installments                                                                    -                  8,167
Deferred grant revenue, noncurrent                                           160,000                160,000
                                                                        ------------           ------------
       Total liabilities                                                  18,866,494             18,273,135
                                                                        ------------           ------------

Stockholders' Equity:
   Cumulative preferred stock, $1.00 par value, 250,000 shares authorized, 203,580 issued and outstanding in 1999 and 1998
     (liquidating preference $16.36 per share, aggregating
     $3,330,205, and $16.01 per share, aggregating $3,259,537, in
     1999 and 1998, respectively)                                            203,580                203,580
   Preferred stock, $1.00 par value, authorized and unissued
     9,750,000 shares in 1999 and 1998                                             -                      -
   Common stock, no par value, authorized 30,000,000 shares,
     17,494,323 shares issued and outstanding
     in 1999 and 1998                                                        407,800                407,800
   Additional paid-in capital                                             18,604,904             18,604,904
   Accumulated deficit                                                   (21,460,479)           (19,091,628)
                                                                        ------------           ------------
                                                                          (2,244,196)               124,656
   Treasury stock, at cost, 1,603,760 common shares                         (193,880)              (193,880)
                                                                        ------------           ------------
       Total stockholders' deficit                                        (2,438,076)               (69,224)
                                                                        ------------           ------------
Commitments and contingencies
                                                                        $ 16,428,418           $ 18,203,911
                                                                        ============           ============

See accompanying notes to consolidated financial statements

                              WASTE RECOVERY, INC.
                      Consolidated Statements Of Operations
                                   (Unaudited)

                                                           Three Months Ended September 30,
                                                          ---------------------------------
                                                               1999                1998
                                                          ------------         ------------
Revenues:
   Tire-derived fuel sales                                $    868,346         $    832,666
   Wire sales                                                  106,915               67,769
   Disposal fees, hauling and other revenue                  3,607,702            4,654,159
                                                          ------------         ------------
       Total revenues                                        4,582,963            5,554,594

Operating expenses                                           3,521,902            3,962,017
General and administrative expenses                            972,051            1,416,560
Depreciation and amortization                                  592,609              572,731
                                                          ------------         ------------
           Operating loss                                     (503,599)            (396,714)
                                                          ------------         ------------

Other income (expense):
   Interest income                                               9,667               33,234
   Interest expense                                           (265,503)            (242,915)
   Other income                                                 41,985              153,725
   Gains on sales of property and equipment                          -               74,152
   Gain on involuntary conversion of assets                          -              524,227
                                                          ------------         ------------
                                                              (213,851)             542,423
                                                          ------------         ------------


Net income (loss)                                             (717,449)             145,709

Undeclared cumulative preferred stock dividends                 35,919               35,919
                                                          ------------         ------------

Net income (loss) available to common shareholders        $   (753,368)        $    109,790
                                                          ============         ============

Net income (loss) per common share                        $       (.04)        $        .01
                                                          ============         ============

Weighted average number of common shares
   Outstanding                                              17,494,321           17,390,563
                                                          ============         ============

See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.
                      Consolidated Statements Of Operations
                                   (Unaudited)

                                                          Nine Months Ended September 30,
                                                          ---------------------------------
                                                              1999                 1998
                                                          ------------         ------------
Revenues:
   Tire-derived fuel sales                                $  2,834,934         $  2,928,961
   Wire sales                                                  353,775              573,283
   Disposal fees, hauling and other revenue                  9,378,484           14,476,022
                                                          ------------         ------------
       Total revenues                                       12,567,193           17,978,266

Operating expenses                                           9,638,974           14,095,824
General and administrative expenses                          2,990,875            4,978,854
Depreciation and amortization                                1,564,002            1,900,419
                                                          ------------         ------------
           Operating loss                                   (1,626,658)          (2,996,831)
                                                          ------------         ------------

Other income (expense):
   Interest income                                              30,780               83,454
   Interest expense                                           (918,147)            (677,085)
   Other income                                                234,676              356,674
   Gains (loss) on sales of property and equipment             (89,506)              74,152
   Gain (loss) on involuntary conversion of assets                   -              586,578
                                                          ------------         ------------
                                                              (742,193)             423,773
                                                          ------------         ------------

Net loss                                                    (2,368,851)          (2,573,058)
Undeclared cumulative preferred stock dividends                106,587              106,587
                                                          ------------         ------------

Net loss available to common shareholders                 $ (2,475,438)        $ (2,679,645)
                                                          ============         ============

Net loss per common share                                 $       (.14)        $       (.15)

Weighted average number of common shares
   outstanding                                              17,494,321           17,390,563
                                                          ============         ============

See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Nine Months Ended September 30,
                                                                     --------------------------------
                                                                         1999               1998
                                                                     ------------        ------------
Cash flows from operating activities:
   Net loss                                                          $(2,368,851)        $(2,573,058)
   Adjustments to reconcile net loss to net cash provided by
     operating activities:
       Depreciation and amortization                                   1,485,265           1,801,409
       Provision for losses on accounts receivable                        93,258             202,000
       Gains (loss) on sales of property, plant and equipment             89,505             (74,152)
       Gain on involuntary conversion of assets                                -            (586,578)
       Amortization of goodwill                                           35,539              99,010
       Interest imputed on discounted note payable                         2,921               2,921
       Amortization of bond premium                                                          (40,552)
       Loss on early retirement of debt                                                       22,562
   Changes in assets and liabilities:
     Accounts receivable                                                 (99,569)            304,160
     Note and other receivables                                            6,066           3,727,363
     Inventories                                                        (114,994)            165,390
     Other current assets                                                336,202            (307,705)
     Other assets                                                        (40,816)            (49,924)
     Debt issuance costs                                                 113,091            (457,268)
     Accounts payable                                                  1,001,617              87,380
     Accrued liabilities                                                 175,826             816,152
     Deferred grant revenue                                             (232,682)           (290,115)
     Other                                                                     -              (4,810)
                                                                     -----------         -----------
       Net cash provided by operating activities                         481,850           2,844,185
                                                                     -----------         -----------

Cash flows from investing activities:
   Purchases of property, plant, and equipment                        (1,206,049)         (3,226,317)
   Proceeds from sale of property, plant and equipment                   750,000             122,000
   Cash placed in restricted accounts                                   (433,242)         (4,256,952)
   Cash payments out of restricted accounts                              916,086           4,609,740
                                                                     -----------         -----------
       Net cash provided (used) by investing activities                   26,795          (2,751,529)
                                                                     -----------         -----------

Cash flows from financing activities:
   Payment of bonds payable                                             (260,000)         (7,549,805)
   Proceeds from issuance of bonds payable                                     -           6,675,000
   Proceeds from issuance of notes payable                             3,183,040           1,721,703
   Payment of notes payable                                           (2,706,686)           (804,644)
   Proceeds from issuance of long term debt                              553,452             416,941
   Repayment of long-term debt                                        (1,105,571)           (427,824)
   Repayment of capital lease obligations                                (21,030)            (60,554)
                                                                     -----------         -----------
       Net cash used by financing activities                            (356,795)            (29,183)
                                                                     -----------         -----------

Net increase (decrease) in cash and cash equivalents                     151,850              63,473
Cash and cash equivalents at beginning of period                          69,594                   -
                                                                     -----------         -----------
Cash and cash equivalents at end of period                           $   221,444         $    63,473
                                                                     ===========         ===========

See accompanying notes to consolidated financial statements.

                              WASTE RECOVERY, INC.
                   Notes to Consolidated Financial Statements

                               September 30, 1999


Note 1:  ADJUSTMENTS

         The financial information presented has been prepared from the books and records without audit, and does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. The results of operations for the three months and nine months ended September 30, 1999, are not necessarily indicative of operating results for the entire year. For further information regarding the Company's accounting policies, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Note 2:  INVENTORIES

         The inventories at September 30, 1999 and December 31, 1998 were comprised entirely of manufactured fuel.

Note 3:  OTHER CURRENT ASSETS

         Other current assets at September 30, 1999 and December 31, 1998 are as follows:

                                      September 30, 1999      December 31, 1998
                                      ------------------      -----------------
          Prepaid expenses                 $  210,471             $  460,917
          Parts inventory                     198,045                340,675
                                           ----------             ----------
                                           $  408,516             $  801,592
                                           ==========             ==========

Note 4:  GOODWILL

         Goodwill associated with the purchase of Domino Salvage, Tire Division, Inc. (Domino) which was being amortized on a straight line basis over 10 years, was written off in 1998 because it was concluded that the unamortized balance of $343,037 could not be recovered from future operations. This adjustment was retroactively reflected for the first time in this quarter.

Note 5:  LONG-TERM DEBT

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

Note 6:  PREFERRED STOCK DIVIDENDS

         Undeclared cumulative preferred stock dividends were $1,330,324 and $1,187,818 at September 30, 1999 and 1998, respectively. Net loss is adjusted by the effect of undeclared dividends on preferred stock of $106,587 and $106,587 for the nine months ended September 30, 1999 and 1998, respectively, and by $35,919 and $35,919 for the three months ended September, 1999 and 1998, respectively. The effect was to increase net loss per common share by $.006 and by $.006 for the nine months ended September 30, 1999 and 1998, respectively, and increase net loss per common share by $.002 and $.002 for the three months ended September 30, 1999 and 1998, respectively. Basic and diluted earnings per share are the same in 1999 and 1998.

Note 7: SALE OF PORTLAND FACILITY

         On January 29, 1999 the Company sold its Portland facility for $750,000 in cash. The Company recorded a loss of $89,505 in connection with the sale. The proceeds were used to extinguish long-term debt relating to the Atlanta plant.


Note 8: STATEMENTS OF CASHFLOWS

         The Company paid $1,144,464 and $677,811 for interest for the nine months ended September 30, 1999 and 1998, respectively. No income taxes were paid during the nine months ended September 30, 1999 and 1998.


Note 9: LITIGATION

         The registrant has no material pending legal proceedings.

Other notes have been omitted pursuant to Rule 10-01(a)(5) of Regulation S-X.


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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company owns and operates plants in or geographically near Houston, Texas; Atlanta, Georgia; Philadelphia, Pennsylvania; St. Louis, Missouri; and Chicago, Illinois.

Regional services are coordinated from the operating bases mentioned above. Operations encompass full-service scrap tire disposal and the recycling of tires into various end products, which include: a supplemental fuel product known as tire-derived fuel ("TDF"), bead wire removed from the tires which is sold as scrap steel, and a processed rubber product for various other uses. The Company generates revenues from scrap tire disposal fees, from hauling of scrap tires, and from the sale of used tires collected from its tire flow and the products described above.

On July 8, 1999 the Company issued $1 million in senior secured convertible notes out of a total expected issue of $1.5 million. The convertible debt is an obligation of Waste Recovery-Illinois, the partnership that owns the Company's two Illinois facilities. The term of the debt is for five years with interest at 8% payable quarterly beginning September 30, 1999, and provides for a conversion into 49% of the common shares of the Company. The Company expects to issue the remaining $500,000 of convertible debt by year end. The proceeds from the sale of this debt will be used for working capital purposes.

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

                                GENERAL COMMENTS

The Company suffered a net loss of $717,449 on revenues of $4,582,963 in the third quarter of 1999 compared to net income of $145,709 on revenues of $5,554,594 during the same period in 1998. Revenue declined as a result of the sale of the U.S. Tire and Portland facilities.

The Dupo facility, which was substantially destroyed by fire in June of 1998, resumed operations in the first quarter of 1999. By the end of the first quarter and throughout the second and third quarters of 1999, tire flow, TDF production and TDF sales had regained levels reached immediately prior to the fire.

As of February 1, 1999, the Marseilles plant resumed operation of its TDF processing system. Tire shreds stored at the site prior to the March 21, 1998 fire are being converted into TDF and sold. The shredding system became fully operational in May 1999.

During the first, second and third quarters of 1999, revenue and profitability increased at the Houston facility versus the comparable periods in 1998. These events took place despite mechanical problems that had the effect of reducing the facility's production during the period. The increased operating levels are attributable to sales of used tires and stronger TDF markets.

During the first quarter of 1999, operations at the Company's Philadelphia facility continue to be hampered by equipment problems. In December 1998 a wire recycling system, funded primarily with grant money from the state of Pennsylvania, was put into operation. At the end of the quarter preparations were underway to install a new shredding system. The combination of these two mechanical changes allowed for a more efficient operating environment starting in the second quarter of 1999. TDF sales through the third quarter were significantly higher than the prior year, which is attributable to one new customer which was brought on line in June of 1998.

The Atlanta facility operated at levels in the first quarter of 1999 similar to those of the same period in 1998. In the second quarter of 1999 operations were considerably lower compared to the same period in 1998 due to the fact that the facility was shut down for the better part of April to effect the replacement of the primary shredder. In the third quarter, the facility again operated at levels comparable to the prior year.


                              RESULTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED
                   WITH THREE MONTHS ENDED SEPTEMBER 30, 1998


Total revenues of $4,582,963 for the third quarter of 1999 were 17% lower than the $5,554,594 generated for the same period in 1998. The decrease is primarily due to the sale of the Company's North Carolina facility, U.S. Tire Recycling Partners, L.P. (U.S. Tire) in October 1998, and the sale of the Portland plant on January 29, 1999. This was partially offset by TDF and wire sales being slightly higher in the quarter ended September 30, 1999 compared to the same period last year, mainly at the Houston and Illinois plants. Disposal, hauling and other fees was down 23% to $3,607,702 for the three months ended September 30, 1999 compared to $4,654,159 for the same period in 1998. As noted previously, the decrease is primarily due to the sale of the U.S. Tire and Portland facilities.

Operating expenses for the third quarter of 1999 were $3,521,902 or 77% of revenue, down from $3,962,017 or 71% of revenue for the third quarter of 1998. The decrease in operating expense is primarily due to the sale of the U.S. Tire and Portland facilities as noted previously. The increase in operating costs as a percentage of revenues is attributable to operations at the facilities, in addition to the effect of eliminating the Portland plant which suffered from poor operating margins.

General and administrative expenses of $972,051 for the third quarter of 1999 were significantly reduced from the $1,416,560 for the same period in 1998. As a percentage of revenues, general and administrative expenses were lower at 21% for the three months ended June 30, 1999 compared to 26% for the same period in 1998. The decrease is primarily due to the sale of the U.S. Tire and Portland facilities.

Depreciation and amortization expense increased 3% to $592,609 in the third quarter of 1999 from $572,731 for the same period in 1998. The increase is due to additions to fixed assets at Houston and Atlanta, and the resumption of depreciation following the rebuilding of the Illinois plants. This increase was partially offset by the sale of the U.S. Tire and Portland facilities.

Interest expense increased 9% to $265,503 in the third quarter of 1999 compared to $242,915 in the comparable period in 1998. The increase is primarily attributable to the new term financing and credit facility previously discussed that was obtained by the Company in November 1998 and amended in February 1999. This new debt carries a higher interest cost which contributed to the increase in interest expense in the third quarter of 1999 compared to the same period in 1998. This increase was partially offset by the extinguishment of debt related to the Atlanta plant on February 1, 1999.


                              RESULTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED
                    WITH NINE MONTHS ENDED SEPTEMBER 30, 1998


Total revenues of $12,567,193 for the nine months ended September 30, 1999 were 30% lower than the $17,978,266 earned for the same period in 1998. All revenue categories were lower in the nine months ended September 30, 1999 compared to the same period in 1998 primarily as a result of the sale of the U.S. Tire and Portland plants. TDF sales were down 4% in the nine months ended September 30, 1999 compared to the same period in 1998, resulting from the sale of the Portland and U.S. Tire facilities partially offset by healthy increases in TDF sales for the Houston and Philadelphia plants. In addition, wire sales were lower in the nine months ended September 30, 1999 compared to the same period in 1998 due to weaker demand for scrap steel.

Operating expenses for the nine months ended September 30, 1999 were $9,638,974 or 76% of total revenues compared to $14,095,824 or 78% of total revenues for 1998. Operating costs decreased as noted previously primarily as a result of the sale of the U.S. Tire and Portland facilities. General and administrative expenses of $2,990,875 for the nine months ended September 30, 1999 were 40% lower compared to $4,978,854 for the same period in 1998, which is also attributable to the sale of the U.S. Tire and Portland plants. Depreciation and amortization expense decreased 18% to $1,564,002 for the nine months ended September 30, 1999 compared to $1,900,419 for the same period in 1998. The decrease in depreciation is primarily the result of the sale of the U.S. Tire and Portland facilities as noted previously.

Interest expense increased 35% to $918,147 in the nine months ended September 30, 1999 compared to $677,085 for the same period in 1998. As noted previously, the increase is primarily due to financing that was obtained by the Company in November 1998 and amended in February 1999; and the write-off of unamortized bond issuance costs and a 3% prepayment penalty on extinguishment of the Atlanta Bonds.

                  FINANCIAL CONDITION AS OF SEPTEMBER 30, 1999

The Company's working capital balance at September 30, 1999 was a deficit of $6,088,527. Current assets increased from $2,826,730 at December 31, 1998 to $3,333,379 at September 30, 1999. This increase is attributable to increasing current restricted cash in anticipation of bond payments in February of 2000 and increased manufactured fuel inventory. Current liabilities increased to $9,421,906 at September 30, 1999 from $7,737,761 at December 31, 1998. This increase is attributable to increases in notes payable, current installments of long term debt, and accounts payable.

The Company received $1 million through the issuance of secured convertible notes on July 8, 1999. While the funds obtained have allowed for the continued operation of the Company, the Company believes that it will need the proceeds from additional equity and long term debt to meet the levels of liquidity that are necessary for future operations.

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



                                  WASTE RECOVERY, INC.



DATE: November 15, 1999                /s/ THOMAS L. EARNSHAW
                                    ----------------------------------
                                  By:  Thomas L. Earnshaw
                                       President
                                       (Principal Executive Officer)


                                       /s/ WILLIAM R. HOWE
                                    ----------------------------------
                                       William R. Howe
                                       Vice President
                                       (Principal Financial Officer)